Form 10KSB
period 1995-12-31
HART INDUSTRIES INC
filed 1996-11-06
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)

   For the Fiscal Year Ended December 31, 1995 Commission file number 0-12746
                                    ---------

                              HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State of other jurisdiction of incorporation or organization)

                                   33-0661675
                    (I.R.S. Employer Identification Number)

                2 Park Plaza, Suite 470, Irvine, California 92714
                (Address of Principal Executive Offices) Zip Code

       Registrant's telephone number, including area code: (714) 833-5380
                                  ------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes         No  X

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

         The Registrant had no operating revenues for its most recent fiscal year.

         The aggregate market value of the voting stock held by non-affiliates is not determinable as no average bid or asked prices of such stock have been available since the Registrant's stock was de-listed from the National Association of Securities Dealers Small Cap MarketSM in June, 1993.

Class                          Number of Shares Outstanding at December 31, 1995
-----------------------------  -------------------------------------------------
Common Stock , $.01 par value                   1,730,960 shares

                      Documents Incorporated by Reference:
                                      None
                                           Total Number of Pages Including Cover

                                                        [HART\10K:123195.KSB]-12

                                TABLE OF CONTENTS


                                                                            Page


                         PART I

Item 1.                  Business .............................................1

Item 2.                  Properties ...........................................3

Item 3.                  Legal proceedings ....................................3

Item 4.                  Submission of matters to a vote of
                              security holders ................................3

                         PART II

Item 5.                  Market for common equity and related
                               stockholder matters. ...........................3

Item 6.                  Selected financial data ..............................4

Item 7.                  Management's discussion and analysis of financial
                               condition and results of operations ............5

Item 8.                  Financial statements .................................7

Item 9.                  Changes in and disagreements with accountants on
                              accounting and financial disclosure .............7

                         PART III

Item 10.                 Directors, executive officers, promoters and
                              control persons of the Registrant; compliance with
                              section 16(a) of the Exchange Act ...............8

Item 11.                 Executive compensation ..............................11

Item 12.                 Security ownership of certain beneficial owners and
                              management .....................................15

Item 13.                 Certain relationships and related transactions ......16

                         PART IV

Item 14.                 Exhibits, financial statement schedules and reports
                              on Form 8-K ....................................17
                                                        [HART\10K:123195.KSB]-12

                                     PART I



ITEM 1.           BUSINESS

         The Registrant was incorporated in the State of Utah in October, 1982. Its developmental activities through September 30, 1990 principally consisted of organizing the Registrant, issuing common stock for cash, services, and
equipment,   negotiation  of  license  agreements  and  incurring  research  and development costs. All costs, except those associated with the license agreements, patents, trademarks and equipment costs, were expended as incurred during the development stage.

         From 1983 to 1986 the Registrant developed a non-electric, water-powered dishwasher (the "Dishwasher Assets"). The Registrant's Dishwasher Assets did not develop beyond the prototype stage. In December 1990 the Registrant sold its Dishwasher Assets to an unrelated third party for an 8% $3,000,000 promissory note payable out of future production royalties. In 1991 and 1992 the Registrant negotiated a rescission of the sale due to the failure of the purchaser to commence production. In May 1993, the Registrant again sold its Dishwasher Assets to a second unrelated third party for a $2,500,000 note receivable payable out of future production royalties. In August, 1994, the note was canceled and the Dishwasher Assets were returned to the Registrant. At that time the Registrant had plans to liquidate the Dishwasher Assets in order to raise working capital. As of December 31, 1994 the Registrant was unable to sell the Dishwasher Assets and has written off the Dishwasher Assets from its balance sheet but is continuing to attempt to liquidate the Dishwasher Assets for cash. In addition, the Registrant wrote-off a $125,000 investment in securities due to uncertainties in the value and marketability of these securities.

         Commencing in 1988 through 1992, the Registrant pursued its Underground Storage Tank Program through its Environmental Services Division. This program was designed to meet the stringent regulations covering Underground Storage Tanks promulgated by the Environmental Protection Agency in early 1989. Under the program, the Registrant offered a complete tank package to service station owners, small town municipalities and others who were not in compliance with the EPA's requirements. The Registrant explored arrangements for the manufacture, sale, installation and insurance of its tanks, rather than acquiring the facilities, equipment and personnel necessary to perform such functions itself. The Underground Storage Tank Program was discontinued in 1992.

         In 1989 the Registrant acquired sixty percent (60%) of Occidental Fire & Casualty Ltd, a European reinsurer in 1989. Effective September 12, 1989 it sold that interest to Stevenson, Abercrombie & Claythorne ("SAC"), in exchange for debt and SAC's assumption of a note payable.

          In October, 1989, the stockholders approved a decrease in the authorized number of shares of common stock from 100,000,000 to 10,000,000 and a one-for-ten (1:10) reverse stock split. The split date was April 13, 1991.

          In May, 1990, the Registrant purchased a Transportable Sludge-Dewatering Treatment Unit ("TTU") to actively engage in pollution cleanup through its Environmental Services Division. The payment for this unit was made in cash and stock. After the Registrant took possession of same, the seller and two of its officers disputed the title to the unit. A lawsuit was filed in 1990 and settled in 1992. Revenues for the fiscal year ended December 31, 1990 were all realized from the Environmental Services Division. There was no revenue generated in 1991 from the TTU. The TTU was stolen in 1992. 1992 revenue was generated through the Underground Storage Tank program of the Environmental Services Division, which ceased operations at the end of 1992.

                                                        [HART\10K:123195.KSB]-12
                                        1

         In June, 1992, the Registrant executed an Acquisition Agreement with the stockholders of MediLife Holdings Limited ("MediLife"), a British corporation pursuant to which the Registrant issued two million shares of its common stock in exchange for all the outstanding stock of MediLife. At the Closing the shareholders of MediLife represented that MediLife owned five nursing homes in the U.K. Subsequent to the Closing the Registrant learned that MediLife's title to the nursing homes had not been perfected due to defects and ownership disputes (the "MediLife Claims"). Litigation ensued to rescind the transaction. In July 1993 the Registrant assigned its contractual rights to the shares of MediLife and the underlying assets and certain causes of action against the MediLife shareholders to an unrelated third party in exchange for investment securities. Also in July 1993 the purchaser effected a settlement of all outstanding litigation involving the MediLife transaction whereby the agreement with the MediLife shareholders was canceled, the Registrant's common stock issued to the MediLife shareholders was transferred to the purchaser of the MediLife Claims and the purchaser caused all litigation in the United States and United Kingdom against the Registrant to be dismissed with prejudice.

           In July, 1993 the Registrant acquired certain manufacturing assets, in conjunction with its equipment leasing activities, for 3,000,000 (150,000 shares after adjustment for the merger and the resulting reverse split) shares of its common stock. The manufacturing assets acquired as part of this transaction and initially recorded at $313,474, the cost basis of the seller, were leased to Signpac Incorporated ("Signpac"), a sign fabrication firm in Costa Mesa, California, for use in its business. The lease was secured by the assets and was personally guaranteed by the principal shareholder of the lessee. In the fiscal year ended December 31, 1994 the Registrant did not receive any lease revenues from Signpac due to financial difficulties experienced by Signpac. The Registrant terminated the lease due to Signpac's default and in May, 1995 the assets were sold at a public auction for $72,710 of net proceeds.

         Effective March 8, 1994 the Registrant reincorporated in the State of Nevada pursuant to a merger with a wholly-owned Nevada corporation following shareholder approval. Every twenty (20) shares of the Registrant issued and outstanding prior to the reincorporation were automatically converted into one share of the Nevada corporation, the name of which remained "Hart Industries, Inc." As a result, the Registrant on the effective date of the merger had 480,962 shares of common stock issued and outstanding and 50,000,000 shares authorized giving effect to the re-incorporation in Nevada. All share and per share amounts have been restated, where noted, to give effect to the merger.

         In August, 1994 the Registrant entered into an Agreement to purchase a net profits interest in two casinos in Macau. In May, 1995 the Registrant and the other party to the Agreement agreed to terminate the Agreement due to the Registrant's inability to satisfy a condition precedent in the Agreement which required a resumption of public trading in the Registrant's common stock. The Registrant intends to evaluate other proposed acquisitions, and will continue efforts to relist its shares for trading.

          The Registrant's day-to-day business affairs are handled by three directors and three officers. All three officers were parties to employment or consulting agreements with the Registrant for fiscal year 1995. As of the date of this report, the Registrant had no employees and no operations. Current management is pursuing additional business opportunities in the equipment leasing industry and other industries, but no assurance can be given that the Registrant will be successful in acquiring any business opportunities, or if acquired what revenues might be provided from such operations.

                                                        [HART\10K:123195.KSB]-12
                                        2

ITEM 2.           PROPERTIES

         The Registrant's principal executive offices are located in leased premises of approximately 3,000 square feet in Irvine, California. These premises are occupied by the Registrant under an agreement with an affiliate.

ITEM 3.           LEGAL PROCEEDINGS

         As of the date of this report the Registrant is not a party to any litigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                                     PART II



ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Market Information

         The Registrant's common stock was traded on NASDAQ until June 7, 1993 when it was delisted. The following table sets forth the range of high and low bid prices of the Registrant's common stock as reported on NASDAQ for each quarter in the last three years.

                                                                      Bid Price of Common Stock
                                                                    ------------------------------
          Fiscal 1995                                               High                      Low
          ----------------------                                    ----                      ---

          Quarter ended 03/31/95                                     $ NA                     $ NA
          Quarter ended 06/30/95                                     $ NA                     $ NA
          Quarter ended 09/30/95                                     $ NA                     $ NA
          Quarter ended 12/31/95                                     $ NA                     $ NA

          Fiscal 1994
          ----------------------

          Quarter ended 03/31/94                                     $ NA                     $ NA
          Quarter ended 06/30/94                                     $ NA                     $ NA
          Quarter ended 09/30/94                                     $ NA                     $ NA
          Quarter ended 12/31/94                                     $ NA                     $ NA

          Fiscal 1993
          ----------------------
          Quarter ended 03/31/93                                     $ .1875                  $.1875
          Quarter ended 06/30/93                                     $ NA                     $ NA
          Quarter ended 09/30/93                                     $ NA                     $ NA
          Quarter ended 12/31/93                                     $ NA                     $ NA



                                                        [HART\10K:123195.KSB]-12
                                        3

         Since the Registrants common stock was delisted on June 7, 1993, bid prices of the Registrant's common stock are not available for fiscal 1995 and 1994 and partially for fiscal 1993.

Stockholders of Record

         The approximate number of holders of record of the Registrant's common stock as of the close of business on May 31, 1996 was approximately 840.

Dividends

         The Registrant has never declared or paid any dividends on any class of its securities. The Registrant's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, to finance the conduct of its business.

ITEM 6.           SELECTED FINANCIAL DATA

         The Registrant's financial data presented below has been derived from the Financial Statements of the Registrant, including the Notes thereto appearing elsewhere herein, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                 Years ended December 31,
                                   ----------------------------------------------------------------------------------------------
     Summary of Operations             1995              1994              1993            1992             1991            1990
     ---------------------          -------------    -------------     ------------     ---------        ---------       ---------


     Revenues                       $          --    $         --      $        --      $  73,034        $ 496,158       $ 402,953
     Net Income (Loss)              $   (227,255)    $ (2,979,860)     $     11,950     $(946,373)       $ 269,176       $ 543,116
     Net Income (Loss)
         Per Share                  $       (.13)    $      (2.98)     $       .025     $   (3.26)       $     .06       $     .14
     Weighted Average
         Shares Outstanding            1,730,960        1,001,794          480,962*       289,962*         230,963*        203,804*


*Number of shares adjusted to take into account one-for-twenty [1:20] reverse stock split effective March 8, 1994.


                                                        [HART\10K:123195.KSB]-12
                                        4


                                                                           December 31,
                                  -----------------------------------------------------------------------------------------------
     Summary of Balance Sheet          1995             1994            1993            1992           1991             1990
     ------------------------     --------------   --------------  --------------  -------------  --------------   --------------
      Data
     Working capital (deficit)    $     (226,634)  $      (61,289) $     (138,120) $    (164,036) $        3,286   $    2,976,414
     Total assets                 $           41   $       62,095  $    2,974,005  $   3,256,672  $    3,847,268   $    3,586,478
     Total liabilities            $      226,675   $       61,474  $      173,651  $     185,708  $       69,151   $      119,275
     Stockholders'
equity(deficiency)                $     (226,634)  $          621  $    2,800,354  $   3,070,964  $    3,736,379   $    3,467,203

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         There were no operations during fiscal 1995. As a result there were no revenues or cost of revenues recorded during fiscal 1995.

         Total   operating   expenses   (comprised   mostly   of   general   and
administrative expenses relating to professional, consulting and advisory fees) increased from $159,546 in fiscal 1994 to 238,055 in fiscal 1995.

         Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

         The Registrant had no operating revenue during 1994 or 1993. In 1994 the Registrant accrued $56,250 of interest income on the promissory note issued by New World for the Dishwasher Assets (the "New Note"). In 1993 the Registrant obtained net income of $11,950 primarily due to the interest accrued and partially paid during 1993 on the New Note received for the Dishwasher Assets. Total general and administrative expenses in 1994 were $146,733 compared to $28,550 in 1993.

         During fiscal 1994 the Registrant charged $2,876,564 against income to write-off the Dishwasher Assets and marketable securities; and to write down the Signpac Assets to their salvage value due to impairments in the assets and uncertainties regarding their recoverability and marketability.

         As a result of the write-offs and write down of assets, Operating losses increased to $159,546 in 1994 compared to an operating loss of $28,550 in 1993. The net loss for 1994 was $2,979,860 compared to $11,950 income for 1993.

         Liquidity and Capital Resources

         The Registrant has continued to incur net losses and negative cash flows from operating activities during the fiscal 1995.


                                                        [HART\10K:123195.KSB]-12
                                        5

         As of December 31, 1995, the Registrant had a working capital deficit of $226,634 an increase of $165,345 from 1994 due to the continued accrual of professional, consulting and advisory fees during fiscal 1995 that were incurred but not paid.

         The Registrant had cash balances of approximately $41 and $185 at December 31, 1995 and 1994 respectively. The limited cash balances are a direct result of the Registrant having no operations during 1995 and 1994.

         In May 1995 certain manufacturing assets previously leased to a third party were repossessed upon the lessee's default and sold at auction for $72,710.

         The Registrant's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Registrant's existence is dependent on continuing financial support from an affiliate which is estimated to be approximately $265,000 for the next fiscal year based upon current agreements and obligations the Company has at December 31, 1995. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. As such, the Registrant's independent accountants have modified their report to include an explanatory paragraph with respect to the uncertainty.

         As of December 31, 1994, the Registrant had a working capital deficit of $61,289, a decrease of $76,831 from 1993 due to the conversion of $171,670 of current liabilities into shares of common stock. As of December 31, 1993, the Registrant had a working capital deficit of $138,120, a decrease of approximately $25,916 from 1992. This decrease was due primarily to the decrease in funds borrowed from SAC.

          From inception through June 30, 1993, the Registrant's principal source of working capital was advances received from SAC. Through December 31, 1993, SAC had made advances to the Registrant aggregating $2,328,568 (including accrued interest). However, all of such advances except $171,670 were forgiven in exchange for shares of the Registrant's common stock. In July 1993, SAC assigned the remaining indebtedness in the principal amount of $171,670 plus interest accrued to NuVen Advisors, Inc., formerly New World Capital, Inc., a Utah corporation ("NuVen"). Effective August 31, 1994, NuVen and the Registrant agreed to convert the indebtedness, plus accrued interest, into 750,000 shares of the Registrant's common stock.

           The Registrant currently has no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of operations or borrowing.

         Additionally, as of December 31, 1995 the Registrant had no employees or operations.

                                                        [HART\10K:123195.KSB]-12
                                        6

         ITEM 8.           FINANCIAL STATEMENTS

         The following financial statements are filed as a part of this Annual Report on Form 10-KSB and are included immediately following the signature page.


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page


Reports of Independent Certified Public Accountants .......................F-2
Balance Sheets as of December 31, 1995 and 1994 ...........................F-3
Statements of Operations for the Years
     Ended December 31, 1995 and 1994 .....................................F-4
Statements of Stockholders' Equity for the Years Ended
     December 31, 1995 and 1994 ...........................................F-5
Statements of Cash Flows for the Years Ended
     December 31, 1995 and 1994 ...........................................F-6
Notes to Financial Statements ......................................F-7 - F-11


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         A Current Report on Form 8-K dated August 12, 1994 was filed on August 22, 1994, reporting under Item 4 the resignation of O'Neal and White ("O&W") as the Registrant's certifying accountants. The accounting firm of C. Williams & Associates, P.C. was appointed the successor to O&W on February 7, 1995 for the purpose of examining the Registrant's financial statements included in this Annual Report on Form 10-KSB and for rendering the Independent Auditor's Report. During the fiscal years ended December 31, 1992 and 1993, and during the subsequent interim period from the date of the December 31, 1993 audited financial statements to August 12, 1994, there were no disagreements between the Registrant and its former auditors. The reports of the former principal auditors on the financial statements of the Registrant for either of the 1992 and 1993 fiscal years did not contain any adverse opinion or disclaimer of opinion, nor was any opinion qualified or modified as to uncertainty, audit scope, or accounting principles.

         The firm of O'Neal & White performed an audit of the Registrant's financial statements for the year ended December 31, 1993 and issued its report on that audit on May 25, 1994. O'Neal & White voluntary dissolved on April 15, 1995.

         The shareholders of the Registrant continue to retain legal rights to sue and recover damages from O'Neal & White, and its directors, officers and shareholders for material misstatements or omissions, if any, in the fiscal 1993 financial statements, in accordance with the laws of the State of Texas governing the dissolution of Texas professional corporations.

          The firm of C. Williams & Associates, P.C. performed an audit of the Registrant's December financial statements for the year ended December 31, 1994, and issued its report on that audit on June 12, 1995 which is after the revocation of Mr. Williams' license on March 2, 1995, and therefore is not in accordance with the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, a Current Report on Form 8-K dated February 19, 1995 was filed on April 24, 1996, reporting under Item 4 the resignation of
C. Williams and Associates P.C. ("C. Williams") as the Registrant's certifying accountants. The accounting firm Spurgeon, Kang & Associates was appointed the successor to C. Williams on April 24, 1996 for the purpose of examining the Registrant's financial statements included in the Annual Report on Form 10-KSB/A for fiscal 1994, and for rendering an Independent Auditor's Report. During fiscal year ended December 31, 1994, there were no disagreements between the Registrant and its former auditors. The reports of the former principal auditors on the financial statements of the Registrant for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, nor was any opinion qualified or modified as to uncertainty, audit scope or accounting principles, except for the 1994 report which included an explanatory paragraph with respect to the substantial doubt existing about the ability of the Registrant to continue as a going concern.

                                                        [HART\10K:123195.KSB]-12
                                        7

         The Report of Spurgeon, Kang & Associates with respect to the 1994 fiscal year financial statements includes an explanatory paragraph with respect to the substantial doubt existing about the ability of the Company to continue as a going concern due to its recurring net losses, negative cash flows from operating activities since its inception, limited liquid resources and negative working capital.



                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      Identification of Directors and Executive Officers.

         The following table sets forth certain information concerning the Registrant's directors and executive officers:


                                         Position Held with                  Date First
    Name                    Age            the Registrant               Elected or Appointed
----------------            ---        -----------------------        -------------------------------
Fred G. Luke                 49        President                      July 24, 1993
                                       Director                       July 24, 1993
Fred Graves Luke             73        Chief Financial Officer        July 31, 1993 to April 21, 1996
                                       Director                       July 31, 1993
John D. Desbrow              40        Secretary                      July 31, 1993
                                       Director                       July 31, 1993
Steven H. Dong               30        Chief Financial Officer       April 21, 1996


         All directors serve until the Registrant's next Annual Meeting of Shareholders and until their successors are elected and qualified. The Registrant's officers serve at the pleasure of the Board of Directors. The Board generally considers the status of the officers at the meeting of the Board following each Annual Meeting of Shareholders.


                                                        [HART\10K:123195.KSB]-12
                                        8

         Fred G. Luke is the son of Fred Graves Luke. Other than this father-son relationship, there are no family relationships between any director or officer of the Registrant and any other director or officer of the Registrant.

(b)      Business Experience

          The following is a brief account of the business experience during the past five years of each director and executive officer of the Registrant, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

          Fred G. Luke. Mr. Fred Luke has been a Director, Chairman and President of the Registrant since July 24, 1994. Mr. Luke has over twenty-five
(25) years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Registrant, Mr. Luke currently serves as Chairman and Chief Executive Officer of Nona Morelli's II, Inc.(Nona) as well as Chairman and President of NuVen Advisors, Inc., ("NuVen Advisors") formerly New World Capital, Inc. ("New World"), President and Director of The Toen Group, Inc. ("Toen"), Chairman and President of Diversified Land & Exploration Co. ("DL&E"). DL&E is a former publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. ("BNR"). From 1991 through 1994 Mr. Luke served as the President and a Director of BNR. BNR is presently inactive. DL&E formerly in the environmental services and natural gas processing business. Toen is a public company which was formerly traded on NASDAQ or the OTC Bulletin Board. Toen does not have ongoing operations. Nona is a publicly held company whose shares are traded on the Electronic Bulletin Board. It is a diversified holding company with overseas gaming and domestic pasta production subsidiaries, in addition to NuOasis Gaming. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including Nona, NuOasis Gaming, and Toen. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of the Registrant. NuVen Advisors is a stockholder of NuOasis Gaming, DL&E and Nona, and provides management, general and administrative services, and merger and acquisition services to NuOasis Gaming , DL&E and Nona pursuant to independent Advisory and Management Agreements. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

          Fred Graves Luke. Mr. Fred Graves Luke has served as a Director and Chief Financial Officer of the Registrant since July 31, 1993. Mr. Luke also currently serves as Chairman of the Advisory Board of Nona Morelli's II, Inc. Prior to his association with the Registrant, Mr. Luke served as Chief Executive Officer of three private firms operating oil and gas properties from 1954 until his retirement in 1985. He received his B.A. and LLB Degrees from the University of Arizona and was admitted to the bar in the State of Arizona in 1950. Mr. Luke served in the U.S. Army Air Corp. in World War II as a pilot and served in the U.S. Air Force as a legal officer during the Korean War. Mr. Luke resigned in April, 1996.


                                                        [HART\10K:123195.KSB]-12
                                        9

          John D. Desbrow. Mr. John D. Desbrow has served as a Director and Secretary of the Registrant since July 31, 1993. Mr. Desbrow also currently serves as Secretary of Nona Morelli's II, Inc., Secretary of NuOasis Gaming, Inc. and Director of Toen. Mr. Desbrow is a member in good standing of the State Bar of California and has been since 1980. Prior to joining the Registrant Mr. Desbrow was in the private practice of law. Mr. Desbrow received his Bachelor of Science degree in Business Administration from the University of Southern
California in 1977, his Juris Doctorate from the University of Southern California Law Center in 1980, and his Master of Business Taxation degree from the University of Southern California Graduate School of Accounting.

          Steven H. Dong. Mr. Dong is Chief Financial Officer of the Registrant. Mr. Dong replaced Fred Graves Luke who resigned as the Registrants' Chief Financial Officer effective April 21, 1996. Prior to joining the Registrant, Mr. Dong worked as a Certified Public Accountant with the international accounting firm of Coopers & Lybrand since 1988. Mr. Dong's experience consisted of providing financial accounting and consulting services to privately and publicly held companies. In addition to his position with the Registrant, Mr. Dong currently serves as Chief Financial Officer of Nona, NuOasis Gaming and Toen. Mr. Dong received his Bachelor of Science degree in Accounting from Babson College.

(c)      Identification of Certain Significant Employees.

         None.

(d)      Family relationships

         Fred G. Luke is the son of Fred Graves Luke. Other than this father-son relationship, there are no family relationships between any director or officer of the Registrant and any other director or officer of the Registrant.

(e)      Involvement in Certain Legal Proceedings.

         During the past five years, no director or officer of the Registrant has:

     1. Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings; except, however, that Fred G. Luke was Secretary of
          Diversified  Production  Services,   Inc.,  an Oklahoma  corporation
          ("DPS") which filed a Voluntary Petition under Chapter 11 of the U.S. Bankruptcy Code on 1991. DPS was discharged from its bankruptcy proceedings in May 10, 1994 following the affirmative vote on its Plan of Reorganization.

     2.   Been convicted in a criminal proceeding.

     3. Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.


                                                        [HART\10K:123195.KSB]-12
                                       10

     4. Been found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

(f)      Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Registrant's directors and officers and persons who own more than ten percent of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) reports filed.

         Based solely on its review of the copies of the reports it received from persons required to file, the Registrant believes that during the period from January 1, 1995 through December 31, 1995 all filing re quirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

ITEM 11.          EXECUTIVE COMPENSATION

(a)      Summary Compensation Table.

         The following table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the named executive officers:


                                                                                              LONG TERM COMPENSATION
                                                                            --------------------------------------------------------
                                      ANNUAL COMPENSATION                             AWARDS                  PAYOUTS
--------------------- ----------------------------------------------------  -----------------------------  -----------
                                                            Other Annual                                       LTIP        All Other

 Name and Principal   Fiscal Year  Salary ($)     Bonus     Compensation   Restricted Stock    Options    Payouts ($)   Compensation
      Position                         (1)       ($) (2)       ($) (3)       Award(s) ($) (4)    (#) (5)        (6)         ($) (7)
--------------------- ------------ -----------  ---------  ---------------  ------------------- ---------  -----------  ------------
Fred G. Luke              1995       54,000        N/A           N/A                N/A            N/A          N/A           N/A
 President (1993)
                          1994         N/A        1,666          N/A               1,666         166,666        N/A           N/A

                          1993         N/A         N/A           N/A                N/A            N/A          N/A           N/A
------------------------------------------------------------------------------------------------------------------------------------
John D. Desbrow           1995       24,000        N/A           N/A                N/A            N/A           0             0
Secretary (1993)
                          1994       10,000       1,666          N/A               1,666         166,666         0             0

                          1993         N/A         N/A           N/A                 0              0            0             0
------------------------------------------------------------------------------------------------------------------------------------
Patrick J. Elliott        1995         N/A         N/A           N/A                 0              0            0             0
 Secretary (1992)
                          1994         N/A         N/A           N/A                 0              0            0             0

                          1993       27,000        N/A           N/A                 0              0            0             0
------------------------------------------------------------------------------------------------------------------------------------
Fred Graves Luke          1995         N/A         N/A           N/A                N/A            N/A           0             0
 Chief Financial
 Officer (1993-1996)      1994         N/A        1,666          N/A               1,666         166,666         0             0

                          1993         N/A         N/A           N/A                N/A             0            0             0
------------------------------------------------------------------------------------------------------------------------------------
Steven H. Dong            1995        1,000        N/A           N/A                 0              0            0             0
CFO (1996)
                          1994         N/A         N/A           N/A                 0              0            0             0

                          1993         N/A         N/A           N/A                 0              0            0             0
------------------------------------------------------------------------------------------------------------------------------------

                                                        [HART\10K:123195.KSB]-12
                                       11

(1)       The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (stock) received (valued at $.01 per share). Also reported in footnote 4.

(3) During the period covered by the Table, the Registrant did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

4) During the period covered by the Table, the Registrant awarded 166,666 shares (valued at $.01 per share) restricted stock, to its officers and granted options to purchase 166,666 shares to each officer.

(5) The sum of the number of shares of common stock to be received upon the exercise of all stock options granted.

(6) Except for stock option plans, the Registrant does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(7) All other compensation received that the Registrant could not properly report in any other column of the Table including annual Registrant contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Registrant with respect to term life insurance for the benefit of the named executive officer, and, the full dollar value of the remainder of the premiums paid by, or on behalf of, the Registrant.

(b)      Option/Stock Appreciation Rights ("SAR") Grants Table

          Option/SAR Grants Table. The following table sets forth information concerning individual grants of stock options and freestanding SAR's made during the fiscal year ended December 31, 1995 to the named executive officers:







                                               Individual Grants                                                      Potential
                                                                                                                   Realizable Value
                                                                                                                      at Assumed
                                                                                                                   Annual Rates of
                                                                                                                     Stock Price
                                                                                                                   Appreciation for

                                                                                                                     Option Term
                                                       % of Total
                                                         Options

                           Fiscal                      Granted to       Exercise
                            Year         Options        Employees        or Base      Expiration
         Name                            Granted        in Fiscal         Price          Date          5% ($)        10% ($) (2)
                                           (#)            Year          ($/Share)                       (1)
----------------           ------     ----------        ---------       ---------     -----------      -------       -----------
Fred G. Luke                1995           --              --              --             --             --               --
 President                  1994      166,666              33%            $.01          8/31/99          0                0
                            1993           --              --              --             --             --               --
-----------------------------------------------------------------------------------------------------------------------------------
John D. Desbrow             1995           --              --              --             --             --               --
Secretary                   1994      166,666              33%            $.01          8/31/99          0                0
                            1993           --              --              --             --             --               --
-----------------------------------------------------------------------------------------------------------------------------------
Fred Graves Luke            1995           --              --              --             --             --               --
Chief Financial             1994      166,666              33%            $.01          8/31/99          0                0
Officer                     1993           --              --              --             --             --               --
-----------------------------------------------------------------------------------------------------------------------------------
Steven H. Dong              1995           --              --              --             --             --               --
                            1994           --              --              --             --             --               --
                            1993           --              --              --             --             --               --
-----------------------------------------------------------------------------------------------------------------------------------

(1) As of the date of this Report the Registrant could not calculate the potential realizable value of each grant of options, due to a lack of a market price for the shares of common stock underlying the options.

(2) As of the date of this Report the Registrant could not calculate the potential realizable value of each grant of options, due to a lack of a market price for the shares of common stock underlying the options.

(c)      Aggregated Option Exercises and Fiscal Year-End Option Value Table

         The following table sets forth information concerning each exercise of options during the fiscal year ended December 31, 1995 and 1994 by the Registrant's named executive officers:

                         Aggregated Option/SAR Exercises
                     for Fiscal Year Ended December 31, 1995
                         and Year-End Option/SAR Values


                                                                                                               Value of
                                                                                                            Unexercised In-
                                                                                         Number of             the-Money
                                                                                        Unexercised           Options at
                                                                                     Options at Fiscal     Fiscal Year-end
                                                                                        Year-End (#)(3)        ($)(4)
                                                                                     ------------------    ---------------
                                     Shares Acquired on                                Exercisable/           Exercisable
         Name                         Exercise (#) (1)     Value Realized ($) (2)      Unexercisable        /Unexercisable
------------------       ----        ------------------    ----------------------    ------------------    ---------------
Fred G. Luke             1995                0                        0                      0                     0
 President               1994                0                        0                      0                     0
                         1993                0                        0                      0                     0
------------------------------------------------------------------------------------------------------------------------------------
John D. Desbrow          1995                0                        0                      0                     0
 Secretary               1994                0                        0                      0                     0
                         1993                0                        0                      0                     0
------------------------------------------------------------------------------------------------------------------------------------
Fred Graves Luke         1995                0                        0                      0                     0
 Chief Financial         1994                0                        0                      0                     0
 Officer                 1993                0                        0                      0                     0
------------------------------------------------------------------------------------------------------------------------------------
Steven H. Dong           1995                0                        0                      0                     0
Chief Financial          1994                0                        0                      0                     0
Officer                  1993                0                        0                      0                     0
------------------------------------------------------------------------------------------------------------------------------------


(1) The number of shares received upon exercise of options during the fiscal year ended December 31, 1995.

(2) With respect to options exercised during the Registrant's fiscal year ended December 31, 1995, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 1995, separated between those options that were exercisable and those options that were not exercisable.

                                                        [HART\10K:123195.KSB]-12
                                       12

(4) For all unexercised options held as of December 31, 1995, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options.

(d)      Long-Term Incentive Plans Table

         The following table sets forth each award under any long-term incentive plan made during the fiscal year ended December 31, 1995 and 1994 to the Registrant's named executive officers:








                                                                                           Estimated Future Payouts Under
                                          (b)                                                Non-Stock Price-Based Plans
                                        Number                                      -------------------------------------------
                                       of shares                (c)
                                         Units           Performance or Other          (d)              (e)             (f)
                                        or other       Period Until Maturation       Threshold         Target          Maximum
        Name                            Rights (#)          or Payout                ($ or #)         ($ or #)         ($ or #)
------------------------------         ----------      -----------------------       ---------        --------         --------
Fred G. Luke              1995              0                     0                      0                0               0
 President                1994              0                     0                      0                0               0
                          1993              0                     0                      0                0               0
------------------------------------------------------------------------------------------------------------------------------------
John D. Desbrow           1995              0                     0                      0                0               0
 Secretary                1994              0                     0                      0                0               0
                          1993              0                     0                      0                0               0
------------------------------------------------------------------------------------------------------------------------------------
Fred Graves Luke          1995              0                     0                      0                0               0
 Chief Financial          1994              0                     0                      0                0               0
 Officer                  1993              0                     0                      0                0               0
------------------------------------------------------------------------------------------------------------------------------------
Patrick J. Elliott        1995              0                     0                      0                0               0
 Former Secretary         1994              0                     0                      0                0               0
                          1993              0                     0                      0                0               0
------------------------------------------------------------------------------------------------------------------------------------
Steven H. Dong            1995              0                     0                      0                0               0
Chief Financial           1994              0                     0                      0                0               0
Officer                   1993              0                     0                      0                0               0
------------------------------------------------------------------------------------------------------------------------------------




                                                        [HART\10K:123195.KSB]-12
                                       13

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding ownership of the Registrant's common stock as of December 31, 1995. The table includes (a) each person known by the Registrant to be the beneficial owner of more than 5% of the Registrant's common stock, (b) each director, (b) each director individually, (c) the name executive officer, and (d) the directors and officers of the Registrant as a group. Unless otherwise indicated, the persons named in the table possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).


                                                                          Amount and
                                                                          Nature of
                              Name and Address                            Beneficial
Title of Class                of Beneficial Owner                         Interest(1)            Percent of Class(3)
--------------                ------------------------------              -----------            -------------------
$.01 par value                New World Capital Markets Ltd.              150,000 (2)                       8.7%
Common Stock                  Companies House, Tower Street
                              Ramsey, Isle of Man
                              United Kingdom

                              Overseas Equity (UK) Limited                150,000                           8.7%
                              700-595 Howe Street
                              Vancouver, British Columbia
                              V6C 2T5

                              NuVen Advisors, Inc. (formerly              750,000                         43.33%
                              New World Capital, Inc.)
                              2 Park Plaza, Suite 470
                              Irvine, CA  92714

         (1) All shares have been adjusted to take into account the reincorporation of the Registrant and the resulting one-for-twenty share reverse stock split effective March 8, 1994.

         (2) 50,000 shares of the 150,000 shares are issued in the name of John D. Desbrow, Trustee, pursuant to an escrow for the purchase of such 50,000 shares by New World Capital Markets, Ltd. ("NWCM") and Canadian Overseas Investment Trust ("COIT") from the seller. The seller has granted NWCM a proxy to vote the 50,000 shares held in escrow.

         (3)      Based on 1,730,960 shares outstanding.

         The following sets forth information with respect to the Registrant's common stock beneficially owned by each officer and director, and by all officers and directors as a group:

                                                        [HART\10K:123195.KSB]-12
                                       14


                                   Amount and
                                    Nature of
                              Name and Address                           Beneficial
Title of Class                of Officers and Directors                   Interest            Percent of Class
--------------------          ---------------------------                ----------           ----------------
$.01 par value                Fred G. Luke                                 166,666                     9.6%
Common Stock                  2 Park Plaza, Suite 470
                              Irvine, CA  92714
                              Fred Graves Luke                             166,666                     9.6%
                              2 Park Plaza, Suite 470
                              Irvine, CA  92714
                              John D. Desbrow   (1)                        166,666                     9.6%
                              2 Park Plaza, Suite 470
                              Irvine, CA  92714
                              Steven H. Dong
                              2 Park Plaza, Suite 470                        --                         --
                              Irvine, CA. 92714
                              All Officers and Directors
                              as a group                                      0                        28.8%

         (1)      Excludes shares held as a trustee under escrow instructions.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In January, 1994, the Registrant entered into several consulting and advisory agreements with its then officers and directors in an effort to locate and acquire new assets and business opportunities, and to manage its day-to-day general and administrative affairs. Such agreements require the Registrant to compensate the respective consultants with shares and options to purchase shares of the Registrant's common stock. As of July 31, 1994 the three officers and directors of the Registrant had accrued rights to receive an aggregate 500,000 shares in consideration for services rendered, and rights to options to purchase 500,000 shares, from July 31, 1993 to July 31, 1994. The rights to the shares and options accrued on a monthly basis from July 31, 1993. In lieu of salaries to the officers during this same twelve month period, the Registrant issued 500,000 shares of its common stock to the three officers and directors and in August, 1994 granted to each officer and director an option to purchase 166,666 shares of common stock at an exercise price of $.01 per share which options expire August 1, 1999.

         Effective January 27, 1995, the Registrant entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform administrative, human resource and merger/acquisition services consisting of (a) management of the use, purchase and disposition of the
Registrant's assets including, by way of illustration, the evaluation of economic, statistical, financial and other data, and formulation and/or implementation of the Registrant's business plan; and (b) management of the Registrant's operations including, by way of illustration, the furnishing of routine supervisory, and administrative services and the supervision of administrative personnel including, by way of illustration, consultant recruiting and screening; and (c) preparation of the usual and customary reports required of a publicly-held company subject to the reporting requirements of the Securities Exchange Act of 1934; and (d) furnishing of office space, facilities and equipment for the Registrant's

                                                        [HART\10K:123195.KSB]-12
                                       15
non-exclusive use. The Registrant has significantly reduced or eliminated completely its human resource and payroll obligations and requirements, but the Registrant continues to require the administrative, audit and consultant screening, and merger/acquisition services. The Registrant anticipates continued reliance on the services provided under the Advisory and Management Agreements until such time it has, or its subsidiaries, have the need and sufficient cash flow to justify to perform such services in-house. Pursuant to such Agreement, the Registrant agreed to pay NuVen Advisors $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen Advisors an option to purchase 150,000 shares of the Registrant's common stock exercisable at a price of $.20 per share. The Registrant expensed $120,000, and $120,000 during fiscal 1995 and 1994, respectively, and had $131,300 and $46,000 due to NuVen Advisors as of December 31, 1995 and 1994, respectively.

         In January 1995, the Registrant entered into an Employment Agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 2000. Pursuant to the agreement the Registrant agreed to pay Mr. Luke $54,000 per annum in cash or in the Registrant's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Registrant's common stock at an exercise price per share of 110% of market value at date of grant. Cash payments of $6,982 were made to Mr. Luke by the Registrant during fiscal 1995 for reimbursement of travel expenses only. The Registrant expensed $54,000 during fiscal 1995 and owed $54,000 as of December 31, 1995.

         In July 1996, the Registrant entered into a Consulting Agreement with John Desbrow, pursuant to which Mr. Desbrow is to perform legal services and to hold the office of Secretary and Director. Pursuant to the agreement the Registrant agreed to pay Mr. Desbrow $2,000 per month commencing August 1, 1994. No cash payments have been made to Mr. Desbrow by the Registrant during fiscal 1995 for services provided. The Registrant expensed $24,000 and $12,000 fiscal 1995 and 1994 respectively, and had $34,000 and $12,000 amount due as of December 31, 1995 and 1994 respectively.

          Effective  April  1996,  the  Registrant  entered  into  a  Consulting
Agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Registrant agreed to pay Mr. Dong $10,000 in cash or in the Registrant's common stock payable in arrears, and granted him an option to purchase 166,666 shares of the Registrant's common stock at an exercise price of $.01 per share. Cash payments of $1,000 made to Mr. Dong by the Registrant during fiscal 1995 for services provided by Mr. Dong prior to his Consulting Agreement. The Registrant expensed $1,000 fiscal 1995 and had no amounts due as of December 31, 1995.

         During fiscal 1995, the Company expensed $24,000 for services incurred by John D. Desbrow for legal services provided in fiscal 1995. No amounts were paid to Mr. Desbrow during fiscal 1995 and $34,000 was owed to him at December 31, 1995.

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statements

         The Financial  Statements  included in this Item are indexed on Page 8,
Item 8, "Index to Financial Statements."

                                                        [HART\10K:123195.KSB]-12
                                       16

(b)      Financial Statement Schedules

         None.

(c)      Exhibits

         Exhibit
         Number            Description

          3.1       Articles of Incorporation1

          3.2       Certificate of Amendment of Articles of Incorporational

          3.3       Bylaws, as amended1

          3.4       Articles of Merger - Utah1

          3.5       Articles of Merger - Delaware1

          3.6       Articles of Merger - Nevada5

          10.1 Agreement dated March 20, 1989 between Hart Industries and Occidental Fire & Casualty Ltd.2

          10.2 Mutual Release Agreement dated December 19, 1989 between Hart Industries, Inc., and North American Polymer2

          10.3      Letter  and  Agreement  dated  May  31,  1990  between  Hart
                    Industries, Inc., and Stevenson, Abercrombie & Claythorne Co. with regard to the purchase of a transportable treatment unit from Magnolia Energy and Refining Corporation2

          10.4 Sale and Exclusive Patent License Agreement between Hart Industries, Inc., and GNE Enterprises, Inc., dated December 21, 19902

          10.5      Settlement of Magnolia Lawsuit and Cancellation of Shares2

          10.6      Russian Lease Agreement and Subsequent Recision3

          10.7      MediLife Agreement3

          10.8      Assets Sales Agreement4

          10.9      Assignment and Transfer of Contractual  Rights and Causes of
                    Action4

          10.10     Equipment Lease Agreement4


                                                        [HART\10K:123195.KSB]-12
                                       17

         Exhibit
         Number           Description

          10.11     Assignment and Bill of Sale4

          10.12     Agreement with Overseas Equity (UK) Limited4

          10.13 Merger Agreement with Casino Management of America, Inc., a Nevada corporation4

          10.14     Non-Qualified Stock Option Agreement with Fred G. Luke5

          10.15     Non-Qualified Stock Option Agreement with Fred Graves Luke5

          10.16     Non-Qualified Stock Option Agreement with John D. Desbrow5

          10.17     Employment Agreement with Fred G. Luke6

          10.18     Consulting Agreement with Steven H. Dong6

          10.19     Consulting Agreement with John D. Desbrow6

          10.20 Advisory and Management Agreement with NuVen Advisors, Inc., a Nevada Corporation6

(d)      Reports on Form 8-K

         On April 24, 1996, the Registrant filed a current report on Form 8-K dated February 19, 1996, reporting a change in auditors from C. Williams & Associates, P.C. to Spurgeon, Kang & Associates.



          1    Each  of  the  foregoing  exhibits  is  incorporated   herein  by
               reference to the Registrant's Form 10.

          2    Each  of  the  foregoing  exhibits  is  incorporated   herein  by
               reference to the Registrant's 1990 Form 10K.

          3    Each  of  the  foregoing  exhibits  is  incorporated   herein  by
               reference to the Registrant's 1992 Form 10K.

          4    Each  of  the  foregoing  exhibits  is  incorporated   herein  by
               reference to the Registrant's 1993 Form 10K.

          5    Each  of  the  foregoing  exhibits  is  incorporated   herein  by
               reference to the Registrant's 1994 Form 10KSB filed on August 14, 1995.

          6    Each of the foregoing exhibits is included with this Form 10-KSB.

                                                        [HART\10K:123195.KSB]-12
                                       18

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HART INDUSTRIES, INC.



Date:    August      , 1996           By:/s/ Fred G. Luke
                -----                    ---------------------------------------
                                         Fred G.Luke, President and Director



Date:    August      , 1996            By:/s/ Steven H. Dong
                -----                    ---------------------------------------
                                         John D. Desbrow, Secretary and Director



Date:    August      , 1996           By:/s/ John D. Desbrow
                -----                    ---------------------------------------
                                         Steven H. Dong, Chief Financial Officer



         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                     HART INDUSTRIES, INC.


Date:    August 23, 1996               By:/s/ Fred G. Luke
                                          --------------------------------------
                                          Fred G. Luke, President and Director



Date:    August 23, 1996              By:/s/ Steven H. Dong
                                         --------------------------------------
                                         John D. Desbrow, Secretary and Director



Date:    August 23, 1996             By:/s/ John D. Desbrow
                                        ---------------------------------------
                                        Steven H. Dong, Chief Financial Officer

                                                        [HART\10K:123195.KSB]-12
                                       20