Form 10-Q
period 1995-03-31
HART INDUSTRIES INC
filed 1997-01-23
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1995                   Commission File No.:  0-12746

                              HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
                          (State or other jurisdiction
                       of incorporation or organization)

                                   87-0399267
                     (I.R.S. Employer Identification Number)

                  2 Park Plaza, Suite 470, Irvine, California
                    (Address of principal executive offices)

                                      92614
                                   (Zip Code)

                                 (714) 553-3279
              (Registrant's telephone number, including area code)


                                       N/A
                 (Former Address, if changed since last report)

                                      N/A
                 (Former Zip Code, if changed since last report)

                                       N/A
             (Former telephone number, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes              No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1995, there were 1,730,960 shares of the Registrant's $.01 par value common stock issued and outstanding.

                                                          Total No. of Pages: 13

                                                           [HART\10Q\HRT33195]-9

                              HART INDUSTRIES, INC.
                                      INDEX


                                      Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheets - March 31, 1995 (unaudited) and
            December 31, 1994 (audited) ...................................1

          Statements of Operations - Three Months Ended
            March 31, 1995 and 1994 (unaudited) ...........................2

          Statements of Cash Flows - Three Months Ended March 31, 1995
            (unaudited)and March 31, 1994 (unaudited) .....................3

          Notes to Financial Statements (unaudited) .......................4

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................7

                                     PART II

Item 1.   Legal Proceedings................................................7

Item 2.   Changes In Securities............................................7

Item 3.   Defaults Upon Senior Securities..................................8

Item 4.   Submission of Matters to a Vote of Security Holders..............8

Item 5.   Other Information................................................8

Item 6.   Exhibits and Reports on Form 8-K.................................8

                                        I

                                                           [HART\10Q\HRT33195]-9


                              HART INDUSTRIES, INC.
                                 Balance Sheets
                      As of March 31, 1995 (Unaudited) and
                           December 31, 1994 (Audited)


                                                                                      March 31,             December 31,
                                                                                         1995                   1994
                                                                                ---------------------- ---------------------
                                                                                     (Unaudited)             (Audited)

ASSETS
Current Assets:
 Cash and cash equivalents                                                      $                 245  $                 185
                                                                                ---------------------- ---------------------
   Total Current Assets                                                                           245                    185
Property held for sale                                                                         61,910                 61,910
                                                                                ---------------------- ---------------------
TOTAL ASSETS                                                                    $              62,155  $              62,095
                                                                                ====================== =====================
Current Liabilities:
 Accounts payable and accrued expenses                                          $              42,089  $               5,474
 Due to affiliates                                                                             76,500                 56,000
                                                                                ---------------------- ---------------------
   Total Current Liabilities                                                                  118,589                 61,474
Stockholders' Deficiency:
 Common stock - par value $.01; authorized  50,000,000 shares;  1,730,960 shares issued and outstanding, as of March 31, 1995
  and December 31, 1994                                                                        17,310                 17,310
 Additional paid-in capital                                                                 5,252,948              5,252,948
 Accumulated deficit                                                                       (5,326,692)            (5,269,637)
                                                                                ---------------------- ----------------------
   Total Stockholders' Deficiency                                                             (56,434)                  (621)
                                                                                ---------------------- ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                                                   $              62,155  $              62,095
                                                                                ====================== =====================


              See accompanying notes to these financial statements

                                                           [HART\10Q\HRT33195]-9


                              HART INDUSTRIES, INC.
                            Statements of Operations
           For Three Months Ended March 31, 1995 and 1994 (Unaudited)

                                                           Three Months Ended March 31,
                                                 -----------------------------------------------
                                                           1995                      1994
                                                 ------------------------    -------------------
                                                        (Unaudited)               (Unaudited)

Revenues:
  Interest and other                             $                    -      $            18,750
                                                 ------------------------    -------------------
      Totals                                                          -                   18,750
                                                 ------------------------    -------------------
Costs and expenses:
  General and administrative                                     57,055                   30,270
                                                 ------------------------    -------------------
       Totals                                                    57,055                   30,270
                                                 ------------------------    -------------------
Net income (loss)                                $              (57,055)     $           (11,520)
                                                 ========================    ====================
Net income (loss) applicable to
 common stock                                    $              (57,055)     $           (11,520)
                                                 ========================    ====================
Net income (loss) per common share               $                (.033)     $             (.024)
                                                 ========================    ====================
Weighted average common
 shares outstanding                                           1,730,960                  480,962
                                                 ========================    ===================


              See accompanying notes to these financial statements

                                                           [HART\10Q\HRT33195]-9


                              HART INDUSTRIES, INC.
                            Statements of Cash Flows
         For the Three Months Ended March 31, 1995 and 1994 (Unaudited)

                                                                    Three Months Ended March 31,
                                                                            1995                  1994
                                                                    --------------------- -------------------
                                                                         (Unaudited)           (Unaudited)

Operating activities:
  Net income (loss)                                                 $            (57,055) $           (11,520)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:                                      -                     -
      Increase (decrease) from changes in:
         Interest receivable                                                           -                (8,750)
         Accounts payable and accrued expenses                                    36,615                16,769
         Due to affiliate                                                         20,500                     -
                                                                    --------------------- --------------------
           Net cash provided (used) in operating activities                           60                 3,501
                                                                    --------------------- --------------------

Net increase (decrease) in cash and cash equivalents                                  60                (3,501)

Cash and cash equivalents, beginning of period                                       185                 7,531
                                                                    --------------------- --------------------

Cash and cash equivalents, end of period                            $                245  $              4,030
                                                                    ===================== ====================


              See accompanying notes to these financial statements

                                                           [HART\10Q\HRT33195]-9

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                 March 31, 1995


Note 1.  Summary of Significant Accounting Policies and Business Activities

              Basis Of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The financial statements include the balance sheet and statements of operations and cash flows of Hart Industries, Inc. ("Company") as of March 31, 1995 and for the three month period then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited financial statements. The results of operations for the periods ended March 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

              Organization

              The Company was in the development stage from incorporation in October, 1982 to September 30, 1990. Activities through September 30, 1990 principally consisted of organizing the Company, issuing common stock for cash, services, and equipment, negotiation of license agreements and incurring research and development costs. All costs, except those associated with the license agreements, patents, trademarks and equipment costs, were expensed as incurred during the development stage. In December, 1990, the Company sold its assets and all rights to the nonelectric dishwasher for a note receivable and future royalties. During 1990, the Company began performing sludge dewatering operations through its Transportable Treatment Unit (TTU) and was taken out of the development stage for accounting purposes. The revenue generated in 1990 was from the Environmental Services Division and the TTU. There was no revenue generated in 1991 from the TTU. 1992 revenue was generated through the Environmental Services Division. Since 1992, there have been no operating revenues through the date of this Report.

              Principles of Management Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Reorganization

              Effective March 8, 1994 the Company reorganized via a merger with a newly formed Nevada corporation whose name became Hart Industries, Inc. at the effective date. The Merger Agreement was approved by the Company's stockholders at the Annual Meeting held on January 18, 1994. Under the Merger Agreement each shareholder

                                                           [HART\10Q\HRT33195]-9

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                 March 31, 1995

Note 1.       Summary of Significant Accounting Policies and Business Activities
             (Continued)

              received one share in the Nevada corporation for every twenty shares held in the Company. Any fractional shares resulting from the merger were rounded up to the nearest whole share. As a result of the merger, the number of authorized shares of common stock increased from 10,000,000 to 50,000,000 while retaining the same $.01 par value. All share and per share amounts have been restated to give effect to the merger.

              Going Concern

              The Company has experienced recurring net losses, has limited liquid resources, negative working capital and has no current operations. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by an affiliate. Accordingly, the accompanying consolidated financial statements have been presented under the assumption that the Company will continue as a going concern.

              Reclassification of Prior Year Amounts

              To enhance comparability, the fiscal 1994 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1995.

Note 2.       Sale of Manufacturing Assets

              In July 1993, the Company acquired certain manufacturing assets, and in conjunction with its equipment leasing activities, leased the assets to a third party. The Company terminated the lease due to the lessee's default and, in May 1995, sold the assets at auction for $72,710, resulting in a gain on sale of $10,800.

Note 3.       Business Condition

              The Company has experienced negative cash outflows from operating activities through 1992 and ceased operations in March 1992, prior to capital restructuring and change in management. Cash contributions from SAC provided the financial support necessary for the Company to satisfy its obligations through 1992. Since January 1993, NuVen Advisors, Inc., an affiliate ("NuVen"), has provided financial and administrative support for the Company's operations. The Company expects to receive continued financial and administrative support from NuVen until a new business opportunity is acquired or developed. As of the date of this Report, the Company has no operations, however, is continuing to seek new opportunities.

Note 4.       Subsequent Events

              Effective April 1996, the Company entered into a Consulting Agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $10,000 in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 166,666 shares

                                                           [HART\10Q\HRT33195]-9

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                 March 31, 1995

Note 4.       Subsequent Events (Continued)

              of the Company's common stock at an exercise price of $.01 per share. No cash payments were made to Mr. Dong by the Company during the first three months of fiscal 1995 for services provided by Mr. Dong prior to his Consulting Agreement. The Company expensed $0 during the first three months of fiscal 1995 and had no amounts due to Mr. Dong as of March 31, 1995.

              In July 1996, the Company entered into a Consulting Agreement with John Desbrow, pursuant to which Mr. Desbrow is to perform legal services and to hold the office of Secretary and Director. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $2,000 per month commencing August 1, 1994. No cash payments have been made to Mr. Desbrow by the Company during the first three months of fiscal 1995 for services provided. The Company expensed $11,250 and $0 during the first three months of fiscal 1995 and 1994 respectively, and had $21,250 and $0 due to Mr. Desbrow as of March 31, 1995 and 1994 respectively.

                                                           [HART\10Q\HRT33195]-9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Results of Operations

              Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994

                      There were no  operations  during the three  months  ended
              March 31, 1995. As a result there were no revenues or cost of revenues recorded during the three months ended March 31, 1995.

                      The Registrant's general and administrative  expenses were
              $57,055 for the three months ended March 31, 1995, as compared to $30,270 for the same period last year. The increase is primarily attributable to the accrual of continued professional services provided by consultants under professional advisory and management agreements.

                      The Registrant  earned $18,750 in interest  income for the three months ended March 31, 1994. There was no such interest income earned for the same period this year.

              Liquidity and Capital Resources

                      The  Registrant  has  continued  to incur net  losses  and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $245 and $185 as of March 31, 1995, and December 31, 1994, respectively, and negative working capital of $118,344 and $61,289 as of March 31, 1995, and December 31, 1994, respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the first three months of fiscal year 1995. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

                      As a result of the Registrant  having no revenue producing activities, the Registrant had limited cash and cash equivalents remaining as of March 31, 1995 to finance future operations. The Registrant has received financial support from an affiliate and is dependent upon the affiliate for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from the affiliate which is estimated to be approximately $148,500 for the remainder of fiscal year 1995 based upon agreements and obligations the Registrant has at March 31, 1995. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.


PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

                  None

Item 2.       Changes In Securities

                  None

                                                           [HART\10Q\HRT33195]-9

Item 3.       Defaults Upon Senior Securities

                  None

Item 4.       Submission Of Matters To A Vote Of Security Holders

                  None

Item 5.       Other Information

                  None

Item 6.       Exhibits And Reports On Form 8-K

                  (a) Exhibits:

                      #27          Financial Data Schedule


                  (b) Reports on Form 8-K:

                      None
                                                           [HART\10Q\HRT33195]-9

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HART INDUSTRIES, INC.


Dated:   January 20, 1997               By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke,
                                                  President and Director

Dated:   January 20, 1997               By:  /s/  John D. Desbrow
                                             ----------------------------------
                                                  John D. Desbrow,
                                                  Secretary and Director

Dated:   January 20, 1997               By:  /s/  Steven H. Dong
                                             ----------------------------------
                                                  Steven H. Dong,
                                                  Chief Financial Officer

                                                           [HART\10Q\HRT33195]-9