Form 10-Q
period 1995-06-30
HART INDUSTRIES INC
filed 1997-01-23
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1995                    Commission File No.:  0-12746

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

                                       N/A
                 Former Address, if changed since last report)

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

                                 Yes              No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1995, there were 1,730,960 shares of the Registrant's $.01 par value common stock issued and outstanding.

                                                          Total No. of Pages: 13

                                                           [HART\10Q\HRT63095]-7

                              HART INDUSTRIES, INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Balance Sheets - June 30, 1995 (unaudited) and
            December 31, 1994 (audited) ...................................1

          Statements of Operations - Three and Six Months Ended
             June 30, 1995 and 1994 (unaudited)............................2

          Statements of Cash Flows - Six Months Ended June 30, 1995
            (unaudited) and June 30, 1994 (unaudited)......................3

          Notes to Financial Statements (unaudited)........................4

Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations....................7

                                     PART II

Item 1.   Legal Proceedings................................................8

Item 2.   Changes In Securities............................................8

Item 3.   Defaults Upon Senior Securities..................................8

Item 4.   Submission of Matters to a Vote of Security Holders..............8

Item 5.   Other Information................................................8

Item 6.   Exhibits and Reports on Form 8-K.................................8

                                                         I

                                                           [HART\10Q\HRT63095]-7


                              HART INDUSTRIES, INC.
                                 Balance Sheets
                       As of June 30, 1995 (Unaudited) and
                           December 31, 1994 (Audited)

                                                                                       June 30,             December 31,
                                                                                         1995                   1994
                                                                                ---------------------  ---------------------
                                                                                     (Unaudited)             (Audited)

ASSETS
Current Assets:
 Cash and cash equivalents                                                      $               1,894  $                 185
                                                                                ---------------------- ---------------------
   Total Current Assets                                                                         1,894                    185
Property held for sale                                                                          6,910                 61,910
                                                                                ---------------------- ---------------------
TOTAL ASSETS                                                                    $               8,804  $              62,095
                                                                                ====================== =====================
Current Liabilities:
 Accounts payable and accrued expenses                                          $              58,446  $               5,474
 Due to affiliates                                                                             76,500                 56,000
                                                                                ---------------------- ---------------------
   Total Current Liabilities                                                                  134,946                 61,474
Stockholders' Deficiency:
 Common stock - par value $.01; authorized  50,000,000 shares;  1,730,960 shares issued and outstanding, as of June 30, 1995
  and December 31, 1994                                                                        17,310                 17,310
 Additional paid-in capital                                                                 5,252,948              5,252,948
 Accumulated deficit                                                                       (5,396,400)            (5,269,637)
                                                                                ---------------------- ----------------------
   Total Stockholders' Deficiency                                                            (126,142)                   621
                                                                                ---------------------- ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                                                   $               8,804  $              62,095
                                                                                ====================== =====================


              See accompanying notes to these financial statements

                                                           [HART\10Q\HRT63095]-7


                              HART INDUSTRIES, INC.
                            Statements of Operations
                       For the Three and Six Months Ended
                       June 30, 1995 and 1994 (Unaudited)

                                                  For The Three Months                            For The Six Months
                                                     Ended June 30,                                  Ended June 30,
                                     ----------------------------------------------  ----------------------------------------------
                                              1995                   1994                     1995                     1994
                                     ---------------------  -----------------------  -----------------------  ---------------------
                                           (Unaudited)           (Unaudited)              (Unaudited)             (Unaudited)

Revenues:
  Interest and other                 $                   -  $             18,750     $                    -   $             37,500
                                     ---------------------  -----------------------  -----------------------  ---------------------
      Totals                                             -                18,750                          -                 37,500
                                     ---------------------  -----------------------  -----------------------  ---------------------
Costs and expenses:
  General and administrative                        69,708                19,197                    126,763                 49,467
                                     ---------------------  -----------------------  -----------------------  ---------------------
      Totals                                        69,708                19,197                    126,763                 49,467
                                     ---------------------  -----------------------  -----------------------  ---------------------
Net income (loss)                    $             (69,708) $               (447)    $             (126,763)  $            (11,967)
                                     =====================  =======================  =======================  =====================
Net income (loss) applicable
to common stock                      $             (69,708) $               (447)    $             (126,763)  $            (11,967)
                                     =====================  =======================  =======================  =====================
Net loss per common share            $               (.040) $              (.001)    $                (.073)  $              (.025)
                                     =====================  =======================  =======================  =====================
Weighted average common
 shares outstanding                              1,730,960               480,962                  1,730,960                480,962
                                     =====================  =======================  =======================  =====================


              See accompanying notes to these financial statements

                                                           [HART\10Q\HRT63095]-7


                              HART INDUSTRIES, INC.
                            Statements of Cash Flows
           For the Six Months Ended June 30, 1995 and 1994 (Unaudited)

                                                                           Six Months Ended June 30,
                                                                            1995                1994
                                                                    -------------------- -------------------
                                                                         (Unaudited)         (Unaudited)

Operating activities:
  Net income (loss)                                                 $          (126,763) $          (11,967)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:                                      -                  -
      Increase (decrease) from changes in:
         Interest receivable                                                           -            (27,500)
         Accounts payable and accrued expenses                                    52,972             35,519
         Due to affiliate                                                        20,500                   -
                                                                    -------------------- --------------------
           Net cash provided (used) in operating activities                     (53,291)              (3,948)
                                                                    -------------------- --------------------

 Investing activities:
   Disposal of property and equipment                                            55,000                   -
                                                                    -------------------- --------------------
           Net cash provided (used) by investing activities                      55,000                   -
                                                                    -------------------- --------------------

Net increase (decrease) in cash and cash equivalents                               1,709             (3,948)

Cash and cash equivalents, beginning of period                                      185               7,531
                                                                    -------------------- --------------------

Cash and cash equivalents, end of period                                 $        1,894  $            3,583
                                                                    ==================== ====================


              See accompanying notes to these financial statements

                                                           [HART\10Q\HRT63095]-7

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                  June 30, 1995


Note 1.       Summary of Significant Accounting Policies and Business Activities

              Basis Of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The financial statements include the balance sheet and statements of operations and cash flows of Hart Industries, Inc. ("Company") as of June 30, 1995 and for the three and six month periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited financial statements. The results of operations for the periods ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

              Organization

              The Company was in the development stage from incorporation in October, 1982 to September 30, 1990. Activities through September 30, 1990 principally consisted of organizing the Company, issuing common stock for cash, services, and equipment, negotiation of license agreements and incurring research and development costs. All costs, except those associated with the license agreements, patents, trademarks and equipment costs, were expensed as incurred during the development stage. In December, 1990, the Company sold its assets and all rights to the nonelectric dishwasher for a note receivable and future royalties. During 1990, the Company began performing sludge dewatering operations through its Transportable Treatment Unit ("TTU") and was taken out of the development stage for accounting purposes. The revenue generated in 1990 was from the Environmental Services Division and the TTU. There was no revenue generated in 1991 from the TTU. 1992 revenue was generated through the Environmental Services Division. Since 1992, there have been no operating revenues through the date of this Report.

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

              Reorganization

              Effective March 8, 1994 the Company reorganized via a merger with a newly formed Nevada corporation whose name became Hart Industries, Inc. at the effective date. The Merger Agreement was approved by the Company's stockholders at the Annual Meeting held on January 18, 1994. Under the Merger Agreement each shareholder

                                                           [HART\10Q\HRT63095]-7

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                  June 30, 1995


Note 1.       Summary of Significant Accounting Policies (Continued)

              received one share in the Nevada corporation for every twenty shares held in the Company. Any fractional shares resulting from the merger were rounded up to the nearest whole share. As a result of the merger, the number of authorized shares of common stock increased from 10,000,000 to 50,000,000 while retaining the same $.01 par value. All share and per share amounts have been restated to give effect to the merger.

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

Note 2.       Sale of Manufacturing Assets

              In July 1993, the Company acquired certain manufacturing assets and, in conjunction with its equipment leasing activities, leased the assets to a third party. The Company terminated the lease due to the lessee's default, and in May 1995, sold the assets at auction for $72,710, resulting in a gain on sale of $10,800.

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

Note 4.       Subsequent Events

              Effective April 1996, the Company entered into a Consulting Agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $10,000 in cash or in the

                                                           [HART\10Q\HRT63095]-7

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                  June 30, 1995

Note 4.       Subsequent Events (Continued)

              Company's common stock, payable monthly in arrears, and granted him an option to purchase 166,666 shares of the Company's common stock at an exercise price of $.01 per share. No cash payments were made to Mr. Dong by the Company during the first six months of fiscal 1995 for services provided by Mr. Dong prior to his Consulting Agreement. The Company expensed $0 during the first six months of fiscal 1995 and had no amounts due as of June 30, 1995.

              In July 1996, the Company entered into a Consulting Agreement with John Desbrow, pursuant to which Mr. Desbrow is to perform legal services and to hold the office of Secretary and Director. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $2,000 per month commencing August 1, 1994. No cash payments have been made to Mr. Desbrow by the Company during the first six months of fiscal 1995 for services provided. The Company expensed $15,500 and $0 during the first six months of fiscal 1995 and 1994 respectively, and had $25,500 and $0 amount due as of June 30, 1995 and 1994 respectively.

                                                           [HART\10Q\HRT63095]-7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Results of Operations

              Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994

                      There were no  operations  during the three  months  ended
              June 30, 1995. As a result there were no revenues or cost of revenues recorded during the three months ended June 30, 1995.

                      The Registrant's general and administrative  expenses were
              $69,708 for the three months ended June 30, 1995, as compared to $19,197 for the same period last year. The increase is primarily attributable to the accrual of continued professional services provided by consultants under professional advisory and management agreements.

                      The Registrant  earned $18,750 in interest  income for the three months ended June 30, 1994. There was no such interest earned for the same period this year.

              Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

                      The  Registrant had no operations for the six months ended
              June 30, 1995 or the six months ended June 30, 1994.

                      The Registrant's general and administrative  expenses were
              $126,763 for the six months ended June 30, 1995, as compared to $49,467 for the same period last year. The increase is primarily attributable to the accrual of continued professional services provided by consultants under professional advisory and management agreements.

                      The Registrant  earned $37,500 in interest  income for the six months ended June 30, 1994. There was no such interest earned for the same period this year.

              Liquidity and Capital Resources

                      The  Registrant  has  continued  to incur net  losses  and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $1,894 and $185 as of June 30, 1995, and December 31, 1994, respectively, and negative working capital of $133,052 and $61,289 as of June 30, 1995, and December 31, 1994, respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the first six months of fiscal year 1995. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

                      As a result of the Registrant  having no revenue producing activities, the Registrant had limited cash and cash equivalents remaining as of June 30, 1995 to finance future operations. The Registrant has received financial support from an affiliate and is dependent upon the affiliate for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from the affiliate which

                                                           [HART\10Q\HRT63095]-7
              is estimated to be approximately $99,000 for the remainder of fiscal year 1995 based upon agreements and obligations the Registrant has at June 30, 1995. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.


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

Item 6.       Exhibits And Reports On Form 8-K

              (a) Exhibits:

                  #27         Financial Data Schedule

              (b) Reports on Form 8-K:           None

                  None

                                                           [HART\10Q\HRT63095]-7

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

                                                           [HART\10Q\HRT63095]-7