Form 10-Q
period 1995-09-30
HART INDUSTRIES INC
filed 1997-01-23
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1995               Commission File No.:  0-12746

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

                                 Yes              No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As  of  September  30,  1995,   there  were  1,730,960  shares  of  the
Registrant's $.01 par value common stock issued and outstanding.

                                                          Total No. of Pages: 14

                                                           [HART\10Q\HRT93095]-6

                              HART INDUSTRIES, INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and
            December 31, 1994 (audited) ...................................1

          Statements of Operations - Three and Nine Months Ended
             September 30, 1995 and 1994 (unaudited) ......................2

          Statements of Cash Flows - Nine Months Ended September 30, 1995
             (unaudited) and September 30, 1994 (unaudited) ...............3

          Notes to Financial Statements (unaudited) .......................4

Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations ...................7

                                                      PART II

Item 1.   Legal Proceedings................................................9

Item 2.   Changes In Securities............................................9

Item 3.   Defaults Upon Senior Securities..................................9

Item 4.   Submission of Matters to a Vote of Security Holders..............9

Item 5.   Other Information................................................9

Item 6.   Exhibits and Reports on Form 8-K.................................9

                                                         I

                                                           [HART\10Q\HRT93095]-6



                              HART INDUSTRIES, INC.
                                 Balance Sheets
                    As of September 30, 1995 (Unaudited) and
                           December 31, 1994 (Audited)

                                                                                    September 30,           December 31,
                                                                                         1995                   1994
                                                                                ---------------------- ---------------------
                                                                                     (Unaudited)             (Audited)

ASSETS
Current Assets:
 Cash and cash equivalents                                                      $               1,885  $                 185
                                                                                ---------------------- ---------------------
   Total Current Assets                                                                         1,885                    185
Property and equipment                                                                              -                 61,910
                                                                                ---------------------- ---------------------
TOTAL ASSETS                                                                    $               1,885  $              62,095
                                                                                ====================== =====================
Current Liabilities:
 Accounts payable and accrued expenses                                          $              76,064  $               5,474
 Due to affiliates                                                                            100,500                 56,000
                                                                                ---------------------- ---------------------
   Total Current Liabilities                                                                  176,564                 61,474
Stockholders' Deficiency:
 Common stock - par value $.01; authorized  50,000,000 shares;  1,730,960 shares issued and outstanding, as of September 30, 1995
  and December 31, 1994                                                                        17,310                 17,310
 Additional paid-in capital                                                                 5,252,948              5,252,948
 Accumulated deficit                                                                       (5,444,937)            (5,269,637)
                                                                                ---------------------- ----------------------
   Total Stockholders' Deficiency                                                            (174,679)                   621
                                                                                ---------------------- ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                                                   $               1,885  $              62,095
                                                                                ====================== ======================


              See accompanying notes to these financial statements

                                                           [HART\10Q\HRT93095]-6


                              HART INDUSTRIES, INC.
                            Statements of Operations
                       For the Three and Nine Months Ended
                     September 30, 1995 and 1994 (Unaudited)



                                               For the Three Months Ended                      For the Nine Months Ended
                                                      September 30,                                   September 30,
                                         ---------------------------------------      --------------------------------------------
                                                 1995               1994                       1995                   1994
                                         ------------------- -------------------      ----------------------  --------------------
                                              (Unaudited)        (Unaudited)                (Unaudited)            (Unaudited)

Revenues:
  Interest and other                     $                -  $           18,750       $                   -   $            56,250
                                         ------------------- -------------------      ----------------------  --------------------
      Totals                                              -              18,750                           -                56,250
                                         ------------------- -------------------      ----------------------  --------------------
Costs and expenses:
 Gain on sale of assets                             (10,800)                  -                     (10,800)                    -
 General and administrative                          59,337              65,570                     186,100               115,037
 Impairment of long lived assets                          -           2,813,474                           -             2,813,474
                                         ------------------- -------------------      ----------------------  --------------------
     Totals                                          48,537           2,879,044                     175,300             2,928,511
                                         ------------------- -------------------      ----------------------  --------------------
Net loss                                 $          (48,537) $       (2,860,294)      $            (175,300)  $        (2,872,261)
                                         =================== ===================      ======================  ====================
Net loss applicable to
 common stock                            $          (48,537) $       (2,860,294)      $            (175,300)  $        (2,872,261)
                                         =================== ===================      ======================  ====================
Net loss per common share                $            (.028) $           (2.492)      $               (.101)  $            (4.218)
                                         =================== ===================      ======================  ====================
Weighted average common
 shares outstanding                                1,730,960          1,147,628                   1,730,960               680,962
                                         =================== ===================      ======================  ===================


              See accompanying notes to these financial statements

                                                           [HART\10Q\HRT93095]-6


                              HART INDUSTRIES, INC.
                            Statements of Cash Flows
        For the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                              1995                   1994
                                                                    ------------------------ ---------------------
                                                                           (Unaudited)            (Unaudited)

Operating activities:
  Net income (loss)                                                 $              (175,300) $         (2,872,261)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
      Gain on sale of equipment                                                     (10,800)                    -
      Increase (decrease) from changes in:
         Interest receivable                                                              -                28,000
         Impairment of long lived assets                                                  -             2,813,474
         Accounts payable and accrued expenses                                       70,590                13,769
         Due to affiliate                                                            44,500                     -
                                                                    ------------------------ ---------------------
           Net cash provided (used) in operating activities                         (71,010)              (17,018)
                                                                    ------------------------ ---------------------

Investing activities:
 Disposal of property and equipment                                                  72,710                     -
                                                                    ------------------------ ---------------------
           Net cash provided (used) by investing activities                          72,710                     -
                                                                    ------------------------ ---------------------

Financing activities:
 Proceeds from stockholders' receivables                                                  -                12,500
                                                                    ------------------------ ---------------------
           Net cash provided (used) by financing activities                               -                12,500
                                                                    ------------------------ ---------------------

Net increase (decrease) in cash and cash equivalents                                  1,700                (4,518)

Cash and cash equivalents, beginning of period                                          185                 7,531
                                                                    ------------------------ ---------------------

Cash and cash equivalents, end of period                            $                 1,885  $              3,013
                                                                    ======================== =====================


              See accompanying notes to these financial statements
                                                           [HART\10Q\HRT93095]-6
                                        3

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1995


Note 1.  Summary of Significant Accounting Policies and Business Activities

              Basis Of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The financial statements include the balance sheet and statements of operations and cash flows of Hart Industries, Inc. ("Company") as of September 30, 1995 and for the three and nine month periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited financial statements. The results of operations for the periods ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

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

                                                           [HART\10Q\HRT93095]-6

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1995

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

Note 2.       Sale of Manufacturing Assets

              In July 1993, the Company acquired certain manufacturing assets and in conjunction with its equipment leasing activities leased the assets to a third party. The Company terminated the lease due to the lessee's default, and in May 1995, sold the assets at auction for $72,710, resulting in a gain on sale of $10,800.

Note 3.       Business Condition

              The Company has experienced negative cash outflows from operating activities through 1992 and ceased operations in March 1992, prior to capital restructuring and change in management. Cash contributions from SAC provided the financial support necessary for the Company to satisfy its obligations through 1992. Since January 1993, NuVen Advisors Inc., an affiliate ("NuVen"), has provided financial and administrative support for the Company's operations. The Company expects to receive continued financial and administrative support from NuVen until a new business opportunity is acquired or developed. As of the date of this Report, the Company has no operations, however, is continuing to seek new opportunities.

Note 4.       Subsequent Events

              Effective April 1996, the Company entered into a Consulting Agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $10,000 in cash or in the

                                                           [HART\10Q\HRT93095]-6

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1995

Note 4.       Subsequent Events (Continued)

              Company's common stock, payable monthly in arrears, and granted him an option to purchase 166,666 shares of the Company's common stock at an exercise price of $.01 per share. Cash payments of $667 were made to Mr. Dong by the Company during the first nine months of fiscal 1995 for services provided by Mr. Dong prior to his Consulting Agreement. The Company expensed $667 during the first nine months of fiscal 1995 and had no amounts due as of September 30, 1995.

              In July 1996, the Company entered into a Consulting Agreement with John Desbrow, pursuant to which Mr. Desbrow is to perform legal services and to hold the office of Secretary and Director. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $2,000 per month commencing August 1, 1994. No cash payments have been made to Mr. Desbrow by the Company during the first nine months of fiscal 1995 for services provided. The Company expensed $19,750 and $4,000 during the first nine months of fiscal 1995 and 1994 respectively, and had $29,750 and $4,000 amount due as of September 30, 1995 and 1994 respectively.

                                                           [HART\10Q\HRT93095]-6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Results of Operations

              Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

                      There were no  operations  during the three  months  ended
              September 30, 1995. As a result there were no operating revenues or cost of revenues recorded during the three months ended September 30, 1995.

                      The Registrant's general and administrative  expenses were
              $59,337 for the three months ended September 30, 1995, as compared to $65,570 for the same period last year. General and administrative expenses consisted primarily of continued professional services provided by consultants under professional advisory and management agreements.

                      The Registrant received $18,750 in interest income for the three months ended September 30, 1994. There was no such interest income received for the same period this year.

              Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

                      The Registrant had no operations for the nine months ended
              September 30, 1995 or the nine months ended September 30, 1994.

                      The  Registrant's  total legal and  professional  fees and general and administrative expenses were $186,100 for the nine months ended September 30, 1995, as compared to $115,037 for the same period last year. The increase is primarily attributable to the accrual of continued professional services provided by consultants under professional advisory and management agreements.

                      The Registrant received $56,250 in interest income for the nine months ended September 30, 1994. There was no such interest income received for the same period this year

                      As discussed in Note 2 in the  Footnotes to the  financial statements included elsewhere herein, the Registrant sold assets resulting in a gain on sale of $10,800. There was no such sale in the comparable period last year.

              Liquidity and Capital Resources

                      The  Registrant  has  continued  to incur net  losses  and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $1,885 and $185 as of September 30, 1995, and December 31, 1994, respectively, and negative working capital of $174,679 and $61,289 as of September 30, 1995, and December 31, 1994, respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the first nine months of fiscal year 1995. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

                                                          [HART\10Q\HRT93095]-6

                      As a result of the Registrant  having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of September 30, 1995 to finance future operations. The Registrant has received financial support from an affiliate and is dependent upon the affiliate for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from the affiliate which is estimated to be approximately $49,500 for the remainder of fiscal year 1995 based upon agreements and obligations the Registrant has at September 30, 1995. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

                                                           [HART\10Q\HRT93095]-6

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

                                                           [HART\10Q\HRT93095]-6

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

                                                           [HART\10Q\HRT93095]-6