Form 10KSB
period 1996-12-31
HART INDUSTRIES INC
filed 1997-06-06
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended December 31, 1996     Commission file number   0-12746

                              HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State of other jurisdiction of incorporation or organization)

                                   33-0661675
                     (I.R.S. Employer Identification Number)

               2 Park Plaza, Suite 470, Irvine, California 92614
                    (Address of Principal Executive Offices)

                                      92614
                                   (Zip Code)
       Registrant's telephone number, including area code: (714) 833-5380

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

                                      Class
                          Common Stock , $.01 par value

                Number of Shares Outstanding at December 31, 1996
                                1,730,960 shares

                      Documents Incorporated by Reference:
                                     None

                                                         [HART\10K:123196.KSB]-6

                                TABLE OF CONTENTS



                                                                            Page

                                     PART I

Item 1.   Business ........................................................1

Item 2.   Properties ......................................................3

Item 3.   Legal proceedings................................................3

Item 4.   Submission of matters to a vote of security holders..............3

                                     PART II

Item 5.   Market for common equity and related stockholder matters ........3


Item 6.   Management's discussion and analysis of financial condition and results of operations.......................................4

Item 7.   Financial statements.............................................4

Item 8.   Changes in and disagreements with accountants on accounting and financial disclosure........................................5

                                    PART III

Item 9.   Directors, executive officers, promoters and control persons of the Registrant;  compliance with section 16(a) of the
           Exchange Act ...................................................6

Item 10.  Executive compensation...........................................9

Item 11.  Security ownership of certain beneficial owners and management...10

Item 12.  Certain relationships and related transactions...................12

                                     PART IV

Item 13.  Exhibits and reports on Form 8-K.................................12

                                                         [HART\10K:123196.KSB]-6

                                     PART I



ITEM 1.           BUSINESS

         The Registrant was incorporated in the State of Utah in October, 1982. Its developmental activities through September 30, 1990 principally consisted of the negotiation of license agreements and incurring research and development costs, the development of a non-electric, water-powered dishwasher (the "Dishwasher Assets"), and, later, an Underground Storage Tank Leak Detection System for use in petroleum storage applications. All costs, except those associated with the license agreements, patents, trademarks and equipment costs, were expended as incurred during the development stage.

          The Registrant's Dishwasher Assets did not develop beyond the prototype stage and in December 1990 the Dishwasher Assets were sold to an unrelated third party for a $3,000,000 promissory note. In 1991 and 1992 the Registrant negotiated a rescission of the sale due to the failure of the purchaser to commence production. In May 1993, the Registrant again sold its Dishwasher Assets to a second third party for $2,500,000 in the form of a promissory note. In August, 1994, the second note was canceled and the Dishwasher Assets were again returned to the Registrant. At that time the Registrant had plans to liquidate the Dishwasher Assets in order to raise working capital. As of the date of this Report, the Registrant has not been able to sell the Dishwasher Assets. The Dishwasher Assets were written off during fiscal 1994.

         Commencing in 1988 through 1992, the Registrant pursued its Underground Storage Tank Leak Detection System through a newly created Environmental Services Division. This service was designed to meet the stringent regulations promulgated by the Environmental Protection Agency ("EPA") in early 1989 covering pollution abatement caused by faulty underground storage tanks. The Registrant offered services which included a complete tank package to service station owners, small town municipalities and others who were not in compliance with the EPA's requirements. The Registrant explored arrangements for the manufacture, sale, installation and insurance of its tanks, rather than acquiring the facilities, equip ment and personnel necessary to perform such functions itself. The Underground Storage Tank Leak Detection System was discontinued in 1992.

         In 1989 the Registrant acquired sixty percent (60%) of Occidental Fire & Casualty Ltd, a European reinsurer in 1989. In September, 1989 it sold that interest to Stevenson, Abercrombie & Claythorne ("SAC"), in exchange for debt and SAC's assumption of certain of the Registrant's debt.

         In  October,   1989,  the  stockholders  approved  a  decrease  in  the
authorized number of shares of common stock from 100,000,000 to 10,000,000 and a one-for-ten (1:10) reverse stock split. The split date was April 13, 1991.

         In May, 1990, through its Environmental Services Division, the Registrant purchased for cash and stock a Transportable Sludge-Dewatering Treatment Unit ("TTU") to actively engage in pollution cleanup. Subsequent to the closing of the transaction, the seller of the TTU and two of its officers disputed the title to the equipment and process. The Registrant responded by filing a lawsuit in 1990, which was settled in 1992.

                                                         [HART\10K:123196.KSB]-6

          Revenues for the fiscal year ended December 31, 1990 were all derived from the Environmental Services Division. There was no revenue generated in 1991 from the TTU. The TTU was stolen in 1992. Revenues during fiscal 1992 were generated through the Underground Storage Tank program of the Environmental Services Division, which ceased operations at the end of fiscal 1992.

         In June, 1992, in exchange for two million shares of its common stock, the Registrant acquired all the outstanding stock of MediLife Holdings Limited ("MediLife"), a British corporation. At the Closing the shareholders of MediLife represented that MediLife owned five nursing homes in the U.K. Subsequent to the Closing the Registrant learned that MediLife's title to the nursing homes had not been perfected due to defects and ownership disputes (the "MediLife
Claims"). Litigation ensued and, in July 1993, the Registrant assigned its contractual rights to the shares of MediLife and the underlying assets and certain causes of action against the MediLife shareholders to a third party in exchange for investment securities. In connection with this transaction the purchaser of the MediLife shares effected a settlement of all outstanding litigation involving the MediLife claims.

          Also, in July, 1993 the Registrant acquired certain manufacturing assets, in conjunction with its Underground Storage Tank Leak Detection System equipment leasing activities, for shares of its common stock. The assets acquired as part of this transaction were leased to a sign fabrication firm in Costa Mesa, California, for use in its business. The lease was secured by the assets and was personally guaranteed by the principal shareholder of the lessee. In fiscal year ended December 31, 1994, ("fiscal 1994") the Registrant did not receive any lease revenues from the lessee. Due to uncertainties as to their realizable value, the assets were written off during fiscal 1994. The Registrant terminated the lease due to lessee's default and in May, 1995, the assets were sold at a public auction.

         Effective March 8, 1994 the Registrant reincorporated in the State of Nevada pursuant to a merger with a wholly-owned Nevada corporation following shareholder approval. As part of such reincorporation every twenty (20) shares of the Registrant issued and outstanding prior to the reincorporation were automatically converted into one share of the Nevada corporation, the name of which remained "Hart Industries, Inc." As a result, giving effect to the re-incorporation in Nevada, the Registrant on the effective date of the merger had 480,962 shares of common stock issued and outstanding and 50,000,000 shares authorized. All share and per share amounts have been restated, where noted, to give effect to the merger.

         In August, 1994 the Registrant entered into an Agreement to purchase a net profits interest in two gaming casinos in Macau. In May, 1995 the Registrant and the other party to the Agreement agreed to terminate the Agreement due to the Registrant's inability to satisfy a condition precedent in the Agreement. The Registrant is evaluating other proposed acquisitions and, at the appropriate time, intends to relist its shares for trading.

         The Registrant's day-to-day business affairs are handled by three directors and three officers. All three officers were parties to employment or consulting agreements with the Registrant for its fiscal year ending December 31, 1996 ("fiscal 1996"). As of the date of this Report, the Registrant had one employee and no operations. Current management is pursuing additional business opportunities in the equipment leasing industry and other industries, but no assurance can be given that the Registrant will be successful in acquiring any business opportunities, or if acquired what revenues might be provided from such operations.

                                                         [HART\10K:123196.KSB]-6

ITEM 2.           PROPERTIES

         The Registrant's principal executive offices are located in shared leased premises of approximately 3,000 square feet in Irvine, California. These premises are occupied by the Registrant under an agreement with an affiliate, NuVen Advisors, Inc ("NuVen").

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

         Bid prices of the Registrant's common stock are not available for fiscal 1996 and 1995 as the Registrant's common stock was delisted on June 7, 1993.

         Stockholders of Record

         The approximate number of holders of record of the Registrant's common stock as of the close of business on December 31, 1996 was approximately 840.

         Dividends

         The Registrant has never declared or paid any dividends on any class of its securities. The Registrant's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, to finance the conduct of its business.

                                                         [HART\10K:123196.KSB]-6

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         There were no operations during fiscal 1996. As a result there were no revenues or cost of revenues recorded during fiscal 1996.

         Total operating expenses (comprised mostly of general and administrative expenses relating to professional, consulting and advisory fees) decreased from $238,055 in fiscal 1995 to $65,051 in fiscal 1996. The decrease was primarily attributable to a credit in the approximate amount of $171,000 received from NuVen, an affiliate and advisor. Due to minimal services performed by NuVen during fiscal 1996, the Registrant received a credit against outstanding invoices owed to NuVen.

Liquidity and Capital Resources

         The  Registrant  has incurred  net losses and negative  cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $242 and $41 as of December 31, 1996 and 1995, respectively, and negative working capital of $291,685 and $226,634 as of December 31, 1996 and 1995, respectively. The increase in working capital deficiency is a direct result of the Registrant having no operating revenues during the year ended December 31, 1996 to cover fees for professional services and other overhead that the Registrant has incurred. As of the date of this Report, the Registrant has no material commitments for capital expenditures or commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowings.

         As a result of the Registrant having no revenue producing activities, the Registrant had limited cash and cash equivalents remaining as of December 31, 1996 to finance future operations. The Registrant has received financial support from NuVen during fiscal 1996, and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen which is estimated to be approximately $510,000 for the next fiscal year based upon agreements and obligations the Registrant has at December 31, 1996. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. As such, the Registrant's independent accountants have modified their report to include an explanatory paragraph with respect to such uncertainty.

ITEM 7.           FINANCIAL STATEMENTS

         Financial statements included elsewhere herein are referred to in Item 13 (a) and are listed in the Index to financial statements filed as a part of this Annual Report on Form 10-KSB.

                                                         [HART\10K:123196.KSB]-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

         The Reports of Spurgeon, Kang & Associates with respect to the 1994 and 1995 fiscal years financial statements include an explanatory paragraph with respect to the substantial doubt existing about the ability of the Company to continue as a going concern due to its recurring net losses, negative cash flows from operating activities since its inception, limited liquid resources and negative working capital.

                                                         [HART\10K:123196.KSB]-6

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      Identification of Directors and Executive Officers.

         The following table sets forth certain information concerning the Registrant's directors and executive officers:

                         Position Held with     Date First
Name                Age  the Registrant         Elected or Appointed
----------------    ---  ------------------
Fred G. Luke        50   President              July 24, 1993 to Present
                         Director               July 24, 1993 to Present
Fred Graves Luke    74   Chief Financial
                          Officer               July 31, 1993 to April 21, 1996
                         Director               July 31, 1993 to Present
John D. Desbrow     41   Secretary              July 31, 1993 to Present
                         Director               July 31, 1993 to Present
Steven H. Dong      30   Chief Financial
                          Officer               April 21, 1996 to Present

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

         Fred G. Luke. Mr. Fred Luke has been a Director, Chairman and President of the Registrant since July 24, 1994. Mr. Luke has over twenty-seven (27) years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Registrant, Mr. Luke currently serves as Chairman and Chief Executive Officer of Nona Morelli's II, Inc. ("Nona"), Chairman and former President of

                                                         [HART\10K:123196.KSB]-6

NuOasis Gaming, Inc. ("NuOasis Gaming"), Chairman and President of NuVen Advisors, Inc., ("NuVen Advisors") formerly New World Capital, Inc. ("New World"), President and Director of The Toen Group, Inc. ("Toen"), Chairman and President of Diversified Land & Exploration Co. ("DL&E"). DL&E is a former publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. ("BNR"). From 1991 through 1994 Mr. Luke served as the President and a Director of BNR. BNR is presently inactive. DL&E was formerly in the environmental services and natural gas processing business. Toen is a public company which was formerly traded on NASDAQ or the OTC Bulletin Board. Toen does not have ongoing operations. Nona is a publicly held company whose shares are traded on the OTC Bulletin Board. Nona is a diversified holding company with overseas gaming and domestic pasta production subsidiaries. NuOasis Gaming is a publicly traded (OTC Bulletin Board) holding company with domestic gaming development activities. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including Nona, NuOasis Gaming, Toen and the Registrant pursuant to independent Advisory and Management Agreements. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of the Registrant. NuVen Advisors is a stockholder of NuOasis Gaming, DL&E, Nona and the Registrant, and is also a beneficial stockholder of Toen. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

         Fred Graves Luke. Mr. Fred Graves Luke served as a Director and Chief Financial Officer of the Registrant from July 31, 1993 and resigned his position as Chief Financial Officer of the Registrant on April 21, 1996. Mr. Luke also currently serves as Chairman of the Advisory Board of Nona. Prior to his association with the Registrant, Mr. Luke served as Chief Executive Officer of three private firms operating oil and gas properties from 1954 until his retirement in 1985. He received his B.A. and LLB Degrees from the University of Arizona and was admitted to the bar in the State of Arizona in 1950. Mr. Luke served in the U.S. Army Air Corp. in World War II as a pilot and served in the U.S. Air Force as a legal officer during the Korean War.

         John D. Desbrow. Mr. Desbrow has been Secretary and a Director of the Registrant since July 31, 1993. Mr. Desbrow also currently serves as the Secretary of both Nona and NuOasis. Mr. Desbrow is a member in good standing of the State Bar of California and has been since 1980. Prior to joining the Registrant, Mr. Desbrow was in the private practice of law. Mr. Desbrow received his Bachelor of Science degree in Business Administration from the University of Southern California in 1977, his Juris Doctorate from the University of Southern California Law Center in 1980, and his Master of Business Taxation degree from the University of Southern California Graduate School of Accounting in 1982. Mr. Desbrow has been a director of Toen since September 28, 1994.

         Steven H. Dong. Mr. Dong, a Certified Public Accountant, and as an independent Consultant serves as Chief Financial Officer of the Registrant. Mr. Dong replaced Fred Graves Luke who resigned as the Registrants' Chief Financial Officer and as a Director effective April 21, 1996. Prior to joining the Registrant, Mr. Dong worked with the international accounting firm of Coopers & Lybrand since 1988. As an Assurance Manager with Coopers & Lybrand, Mr. Dong's experience consisted of providing financial accounting and consulting services to privately and publicly held companies. In addition to his position with the Registrant, Mr. Dong currently serves as Chief Financial Officer of Nona,

                                                         [HART\10K:123196.KSB]-6

NuOasis and Toen. Mr. Dong received his Bachelor of Science degree in Accounting from Babson College in 1988 and is a member in good standing with the California Society of Certified Public Accountants and American Institute of Certified Public Accountants.

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

(e)      Involvement in Certain Legal Proceedings.

         During the past five years, no director or officer of the Registrant has:

         1. Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings; except, however, that Fred G. Luke was Secretary of Diversified Production Services, Inc., an Oklahoma corporation ("DPS") which filed a Voluntary Petition under Chapter 11 of the U.S. Bankruptcy Code in 1991. DPS was discharged from its bankruptcy proceedings in May 10, 1994 following the affirmative vote on its Plan of Reorganization.

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

                                                         [HART\10K:123196.KSB]-6

         Based solely on its review of the copies of the reports it received from persons required to file, the Registrant believes that during the period from January 1, 1996 through December 31, 1996 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

ITEM 10.          EXECUTIVE COMPENSATION

(a)      Summary Compensation Table.

         The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the Registrant's President and four most highly paid officers ("Named Executive Officers"). There were no officers who earned in excess of $100,000 per annum:


                                                Other Annual
Name and Principal     Fiscal     Salary        Compensation     Options
Position               Year       ($)           ($)              Granted (#)(2)
-------------------    ----       ---------     ------------     --------------
 Fred G. Luke          1996       54,000(1)     N/A              N/A
 Chairman and          1995       54,000(1)     N/A              1,000,000
 President (4-93 to    1994       N/A           N/A                166,666
 Present)

(1)      The accrued but unpaid value of base salary (cash and non-cash).

(2) Except for stock option plans, the Registrant does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.


(b)      Stock Options

         There were no options granted during fiscal year 1996. The following table sets forth in summary form the aggregate options exercised during fiscal year 1996, and the December 31, 1996 value of unexercised options for the Registrant's Named Executive Officers:


                                                                                                         Value of Unexercised
                                                                         Number of Unexercised               In-the-Money
                                                                        Option/SAR's at Fiscal         Options/SAR's at Fiscal
                                                                             Year-End (#)                    Year-End ($)
                                   Shares
                               Acquired on            Value                  Exercisable/                    Exercisable/
            Name                Exercise (#)      Realized ($)              Unexercisable                    Unexercisable
-----------------------------  -----------------  ------------      ------------------------------  --------------------------

Fred G. Luke, Chairman
 and President                         -                  -             1,166,666  Exercisable                  Exercisable
                                                                                                    -           (3)(2)
NuVen Advisors, Inc. (1)               -                  -               100,000  Exercisable                  Exercisable
                                                                                                    -           (2)(3)


(1) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co- Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

(2) As of the date of this Report the potential realizable value of each grant of options is not applicable due to a lack of a market price for the shares of common stock underlying the options.

(3) Exercise price for Mr. Luke's options are 110% of net market value on August 1, 1995 of the Company. Since the Company had a negative book value on August 1, 1995, the exercise price is deemed to be $.01 per share.

(c)      Long-Term Incentive Plans Table

         There were no long-term incentive plans during the last three fiscal years.

(d)      Contracts with Named Executive Officer and other Officers

         In January 1995, the Company entered into an Employment Agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 1996. Pursuant to the agreement the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share of 110% of market value at date of grant. During fiscal year 1996, the agreement was renewed effective January 1, 1997 for $54,000 annually. The Company expensed $54,000 during each fiscal year of 1996 and 1995, and owed $108,000 to Mr. Luke as of December 31, 1996.

         Effective April 1996, the Company entered into a Consulting Agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $10,000 in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,666 shares of the Company's common stock at an exercise price of $.01 per share. During fiscal year 1996, the agreement was renewed effective July 1, 1996 for $1,000 per month. No cash payments were made to Mr. Dong by the Company during fiscal 1996. The Company expensed $16,000 and $0 during fiscal 1996 and 1995 and had $16,000 due to Mr. Dong as of December 31, 1996.

         In July 1996, the Company entered into a Consulting Agreement with John Desbrow, pursuant to which Mr. Desbrow is to perform legal services and to hold the office of Secretary and Director. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $2,000 per month commencing August 1, 1994. During fiscal year 1996, the agreement was renewed effective January 1, 1997 for $2,000 per month. No cash payments were made to Mr. Desbrow by the Company during fiscal 1996. The Company expensed $34,000 and $24,000 during fiscal 1996 and 1995, respectively, and had $58,000 due to Mr. Desbrow as of December 31, 1996.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

                                                         [HART\10K:123196.KSB]-6

         The following table sets forth certain information regarding ownership of the Registrant's common stock as of December 31, 1996. The table includes (a) each person known by the Registrant to be the beneficial owner of more than 5% of the Registrant's common stock, (b) each director, (b) each director individually, (c) the name executive officer, and (d) the directors and officers of the Registrant as a group. Unless otherwise indicated, the persons named in the table possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).


                                                                          Amount and
                                                                          Nature of
                              Name and Address                            Beneficial
Title of Class                of Beneficial Owner                         Interest(1)            Percent of Class(2)
--------------------          ------------------------------------        -------------------    -------------------

$.01 par value                Overseas Equity (UK) Limited                150,000                8.7%
Common Stock                  700-595 Howe Street
                              Vancouver, British Columbia
                              V6C 2T5

                              NuVen Advisors, Inc. (formerly              900,000                52.0%
                              New World Capital, Inc.)
                              2 Park Plaza, Suite 470
                              Irvine, CA  92714


(1) All shares have been adjusted to take into account the reincorporation of the Registrant and the resulting one-for-twenty share reverse stock split effective March 8, 1994.
(2)      Based on 1,730,960 shares outstanding.

         The following sets forth information with respect to the Registrant's common stock beneficially owned by each officer and director, and by all officers and directors as a group:



                                                                        Amount and
                                                                        Nature of
                              Name and Address                          Beneficial
Title of Class                of Officers and Directors                 Interest          Percent of Class(1)
--------------                -------------------------                 ------------      -------------------

$.01 par value                Fred G. Luke(2)
Common Stock                  2 Park Plaza, Suite 470
                              Irvine, CA  92714                           1,333,332                     46%

                              Fred Graves Luke(2)
                              2 Park Plaza, Suite 470
                              Irvine, CA  92714                            333,332                     17.5%

                              John D. Desbrow(2)(3)
                              2 Park Plaza, Suite 470
                              Irvine, CA  92714                            333,332                     17.5%


                                                         [HART\10K:123196.KSB]-6


                                                                        Amount and
                                                                          Nature of
                              Name and Address                            Beneficial
Title of Class                of Officers and Directors                   Interest          Percent of Class(1)
--------------                -------------------------                 ------------        -------------------

                              Steven H. Dong(2)
                              2 Park Plaza, Suite 470
                              Irvine, CA. 92714                            166,666                     8.8%
                                                                         ----------                    ----
                              All Officers and Directors
                              as a group                                 2,166,662                      67%
                                                                         =========                      ===


(1) Number of shares deemed outstanding outstanding includes1,730,960 as of December 31, 1996, and any shares subject to stock options held by the person or entity.

(2)      As of the date of this Report, Fred G. Luke, Fred Graves Luke and John
         D.  Desbrow  each  hold  166, 666 shares.  No shares are held by Steven
         Dong.   Fred G. Luke, Fred Graves Luke, John D. Desbrow and Steven Dong
         each hold an option to purchase 166,666 shares.

(3)      Excludes shares held as a trustee under escrow instructions.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Luke Family Trust (the "Luke Trust") owns 93% of NuVen. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

         Effective January 1, 1994, the Company entered into an Advisory and Management Agreement with NuVen for the engagement of NuVen to perform professional and advisory services. Pursuant to such Agreement, the Company agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 150,000 shares of the Company's common stock exercisable at a price of $.20 per share. During fiscal year 1996, the agreement was renewed effective January 1, 1996 for up to $120,000 annually. Due to the minimal services performed by NuVen, the Company received a credit of $170,990 against amounts owed to NuVen and accordingly, the Company recorded a net credit of $50,990 during fiscal 1996. Also, the Company expensed $120,000 during fiscal 1995 and had $962 due to NuVen as of December 31, 1996.


                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Financial Statements

         The Financial Statements included in this Item are included elsewhere herein and are indexed on Page F-1, "Index to Financial Statements."

                                                         [HART\10K:123196.KSB]-6

(b)      Financial Statement Schedules

         None.

(c)      Exhibits

         Exhibit
         Number     Description
         -------    -----------------------------------------------------------

         3.1        Articles of Incorporation1

         3.2        Certificate of Amendment of Articles of Incorporation1

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

         10.6       Russian Lease Agreement and Subsequent Recision3

         10.7       MediLife Agreement3

         10.8       Assets Sales Agreement4

         10.9       Assignment and Transfer of Contractual Rights and Causes of
                    Action4

         10.10      Equipment Lease Agreement4

                                                         [HART\10K:123196.KSB]-6

         Exhibit
         Number     Description
         -------    -----------------------------------------------------------

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

         27.        Financial Data Schedule7

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

5 Each of the foregoing exhibits is incorporated herein by reference to the Registrant's 1994 Form 10KSB.

6 Each of the foregoing exhibits is incorporated herein by reference to the Registrant's 1995 Form 10KSB.

7        Each of the foregoing exhibits is included with this Form 10-KSB.

                                                         [HART\10K:123196.KSB]-6

                                   SIGNATURES



         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HART INDUSTRIES, INC.



Date:    May     9  , 1997              By:  /s/  Fred G. Luke
              ------                              -----------------------------
                                                  Fred G. Luke, President



Date:    May     9  , 1997              By:  /s/  Steven H. Dong
              ------                              -----------------------------
                                                  Steven H. Dong,
                                                  Chief Financial Officer



Date:    May    9   , 1997              By:  /s/  John D. Desbrow
              ------                              -----------------------------
                                                  John D. Desbrow, Secretary

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been s gned below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        HART INDUSTRIES, INC.



Date:    May    9   , 1997              By:  /s/  Fred G. Luke
             -------                              -----------------------------
                                                  Fred G. Luke, Director



Date:    May    9   , 1997              By:  /s/  John D. Desbrow
             -------                              -----------------------------
                                                  John D. Desbrow, Director



Date:    May    9   , 1997              By:  /s/  Fred Graves Luke
             -------                              -----------------------------
                                                  Fred Graves Luke, Director

                                                         [HART\10K:123196.KSB]-6

                              HART INDUSTRIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

(1)      FINANCIAL STATEMENTS:

         INDEPENDENT AUDITOR'S REPORT .....................................F-2

         BALANCE SHEET AS OF DECEMBER 31, 1996.............................F-3

         STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
          DECEMBER 31, 1996 AND 1995.......................................F-4

         STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
          DECEMBER 31, 1996 AND 1995.......................................F-5

         STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
          DECEMBER 31, 1996 AND 1995.......................................F-6

         NOTES TO FINANCIAL STATEMENTS................................F-7/F-11

                                                         [HART\10K:123196.KSB]-6

Spurgeon, Kang & Associates                               Steven Y.C. Kang, CPA
   Accountancy Corporation                                John H. Spurgeon, CPA

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Hart Industries, Inc.
2 Park Plaza, Suite 470
Irvine, CA  92614

We have audited the accompanying balance sheets of Hart Industries, Inc. as of December 31, 1996 and 1995, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted audited standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Hart Industries, Inc. as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses and negative cash flows from operating activities since its inception, has limited liquid resources and had negative working capital as of December 31, 1996. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Spurgeon, Kang & Associates
Bellflower, CA  90706

January 28, 1997



                Telephone: 310-867-2715 o Facsimile: 310-866-7046
                    9831 Belmont Street, Bellflower, CA 90706
               Mailing Address: PO Box 1399, Bellflower, CA 90706

                                                         [HART\10K:123196.KSB]-6


                              HART INDUSTRIES, INC.
                                 Balance Sheets
                             As of December 31, 1996

ASSETS                                                                         1996
------------------------------------------------------------         ----------------------

  Current Assets:
    Cash                                                             $                  242
                                                                     ----------------------
      Total current assets                                                              242
                                                                                        ---
         TOTAL ASSETS                                                $                  242
                                                                     ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable and accrued expenses                            $               13,456
    Due to affiliates                                                               278,471
                                                                     ----------------------
      Total current liabilities                                      $              291,927
                                                                     ----------------------
  Commitments and contingencies                                                           -
  Stockholders' Deficiency:
    Common stock $.01 par value, 50,000,000 shares
     authorized;  1,730,960 shares issued and outstanding
     as of December 31, 1996                                                         17,310
    Additional paid-in capital                                                    5,252,948
    Accumulated deficit                                                          (5,561,943)
                                                                     -----------------------
      Total stockholders' deficiency                                               (291,685)
  TOTAL LIABILITIES & STOCKHOLDERS'
   DEFICIENCY                                                        $                  242
                                                                     ======================


    The accompanying notes are an integral part of these financial statements

                                                         [HART\10K:123196.KSB]-6


                              HART INDUSTRIES, INC.
                            Statements of Operations
                        For the Years Ended December 31,

                                                                    1996                       1995
                                                          -------------------------  ------------------------

Revenues                                                  $                     -    $                      -
Costs of Revenues                                                               -                           -
                                                                                -                           -
 Gross Profit                                                                   -                           -
Costs and Expenses:
 General and administrative expenses                                       65,051                     238,055
                                                          -------------------------  ------------------------
         Total Costs and Expenses                                          65,051                     238,055
                                                          -------------------------  ------------------------
 Operating loss                                                           (65,051)                   (238,055)
Other Income (Expense):
 Gain  on sale of assets                                                        -                      10,800
                                                          -------------------------  ------------------------
 Net Loss                                                 $               (65,051)   $               (227,255)
                                                          =========================  =========================
 Loss Per Common Share                                    $                  (.04)   $                   (.13)
                                                          =========================  =========================
 Weighted Average Common Shares
  Outstanding                                                            1,730,960                  1,730,960
                                                          =========================  =========================


    The accompanying notes are an integral part of these financial statements

                                                         [HART\10K:123196.KSB]-6


                              HART INDUSTRIES, INC.
                             Statement of Cash Flows
                        For the Years Ended December 31,

                                                                                         1996                    1995
                                                                                ----------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $             (65,051)  $           (227,255)
  Adjustments to Reconcile Net Loss to Net Cash Provided (Used)
   by Operating Activities:
       Gain  on Sale of Assets                                                                      -                (10,800)
    Increase in Liabilities:
       Accounts payable and accrued expenses                                                     6,081                 1,901
       Due to affiliate                                                                         59,171               163,300
                                                                                ----------------------- ---------------------
  Net Cash Provided (Used) by Operating Activities                                                 201               (72,854)
                                                                                ----------------------- ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Disposal of assets                                                                            -                72,710
                                                                                ----------------------- ---------------------
 Net Cash Provided by Investing Activities                                                           -                72,710
                                                                                ----------------------- ---------------------
 Net Increase (Decrease) in Cash and Cash Equivalents                                              201                  (144)
 Cash and Cash Equivalents - Beginning of Period                                                    41                   185
                                                                                ----------------------- ---------------------
 Cash and Cash Equivalents - End of Period                                      $                  242  $                 41
                                                                                ======================= =====================
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
 Interest paid                                                                  $                   -   $                   -
 Income taxes paid                                                              $                   -   $                   -


    The accompanying notes are an integral part of these financial statements

                                                         [HART\10K:123196.KSB]-6


                              HART INDUSTRIES, INC.
                     Statements of Stockholders' Deficiency
                 For the Years Ended December 31, 1996 and 1995



                                             Common           Common         Additional
                                              Stock            Stock           Paid-In        Accumulated
                                             Shares           Amount           Capital          Deficit            Total
                                             ---------  --------------  ---------------- -----------------  --------------

Balances at January 1, 1995                  1,730,960  $       17,310  $     5,252,948  $     (5,269,637)  $         621
Net income (loss)                                                                                (227,255)       (227,255)
                                             ---------- --------------  ---------------- -----------------  --------------
Balances at December 31, 1995                1,730,960          17,310        5,252,948        (5,496,892)       (226,634)
                                             ---------- --------------  ---------------- -----------------  --------------
Net Income (loss)                                                                                 (65,051)        (65,051)
                                             ---------- --------------  ---------------- -----------------  --------------
Balances at December 31, 1996                1,730,960  $       17,310  $     5,252,948  $     (5,561,943)  $    (291,685)
                                             ========== =============== ================ =================  ==============


    The accompanying notes are an integral part of these financial statements

                                                         [HART\10K:123196.KSB]-6

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                December 31, 1996

Note 1.       Summary of Significant Accounting Policies and Business Activities

         Organization

         The Company was in the development stage from incorporation in October, 1982 to September 30, 1990. Activities through September 30, 1990 principally consisted of organizing the Company, issuing common stock for cash, services, and equipment, negotiation of license agree ments and incurring research and development costs. All costs, except those associated with the license agreements, patents, trademarks and equipment costs, were expensed as incurred during the development stage. In December, 1990, the Company sold its assets and all rights to the nonelectric dishwasher for a note receivable and future royalties. During 1990, the Company began performing sludge dewatering operations through its Transportable Treatment Unit (TTU) and was taken out of the development stage for accounting purposes. The revenue generated in 1990 was from the Environmental Services Division and the TTU. There was no revenue generated in 1991 from the TTU. 1992 revenue was generated through the Environmental Services Division. Since fiscal year 1992, there have been no operating revenues through the date of this Report.

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

         Reorganization

         Effective March 8, 1994 the Company reorganized via a merger with a newly formed Nevada corporation whose name became Hart Industries, Inc. at the effective date. The Merger Agreement was approved by the Company's stockholders at the Annual Meeting held on January 18, 1994. Under the Merger Agreement each shareholder received one share in the Nevada corporation for every twenty shares held in the Company. Any fractional shares resulting from the merger were rounded up to the nearest whole share. As a result of the merger, the number of authorized shares of common stock increased from 10,000,000 to 50,000,000 while retaining the same $.01 par value. All share and per share amounts have been restated to give effect to the merger.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

                                                         [HART\10K:123196.KSB]-6

                                               HART INDUSTRIES, INC.
                                           Notes to Financial Statements
                                                 December 31, 1996


Note 1.       Summary of Significant Accounting Policies (Continued)

         Income Taxes

         The Company accounts for income taxes using the liability method. Income taxes are provided on all revenue and expense items, regardless of the period in which such items are recognized for tax purposes, except for those items representing a permanent difference between pre-tax accounting income and taxable income. A valuation allowance is recorded when it is more likely than not that benefits resulting from deferred tax assets will not be realized.

         Earnings (Loss) Per Common Share

         Net income (loss) per common share is calculated by dividing net income
         (loss) by the weighted average number of shares outstanding during each year. All per share amounts are reported as adjusted after the merger and resulting reverse stock split. Common stock equivalents were not considered in the loss per share calculations as the effect would have been anti-dilutive.

         Issuance of Stock for Services

         Shares of the Company's common stock issued for services are recorded in accordance with APB16 at the fair market value of the stock issued or the fair market of the services provided, whichever value is the more clearly evident. The values of the services are typically stipulated by contract.

         Reclassification of Prior Year Amounts

         To enhance comparability, the fiscal 1995 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1996.

         Recent Accounting Development

         In October 1995, the FASB adopted Statement No. 123, "Accounting for Stock-Based Compensation." This Statement encourages entities to adopt a fair value method of accounting for stock-based compensation plans including stock options and warrants issued to employees. For entities which do not adopt this method, the Statement requires disclosure of the effect that the fair- value method would have on net income and earnings per share. The Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has not determined the effect of this Statement nor has it decided when it will adopt the provisions of this Statement.

                                                         [HART\10K:123196.KSB]-6

                                               HART INDUSTRIES, INC.
                                           Notes to Financial Statements
                                                 December 31, 1996

Note 2.       Going Concern

         The Company has experienced recurring net losses, has limited liquid resources, negative working capital and has no current operations. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by NuVen Advisors, Inc. ("NuVen"), an affiliate. Accordingly, the accompanying financial statements have been presented under the assumption the Company would continue as a going concern.

Note 3.       Federal Income Taxes

         The Company accounts for income taxes using the liability method. The Company has net operating loss carry forwards as of December 31, 1996 of approximately $5.5 million, which expire at various times from 1999 through 2009, and are available to reduce future Federal taxable income, if any.

         As a result of a change in ownership that occurred in 1994, the Company's use of net operating loss carry forwards may be limited by section 382 of the Internal Revenue Code until such net operating loss carryforwards expire. Deferred tax assets have been computed using the maximum expiration terms of 13 to 5 years for federal and state tax purposes, respectively.

         The deferred tax benefit applicable to the net operating loss carry forwards has been offset by a 100% valuation reserve since it is more likely than not that the Company will not recognize any tax benefit from the net operating loss carry forwards.

Note 4.       Commitments and Contingencies

         The Company maintains its executive offices at facilities provided by NuVen under an Advisory and Management Agreement (Note 6).

Note 5.       Sale of Manufacturing Assets

         In July 1993, the Company acquired certain manufacturing assets and in conjunction with its equipment leasing activities leased the assets to a third party. Due to uncertainties as to their realizable value the assets were written down to $61,910 during fiscal year 1994. The Company terminated the lease due to the lessee's default, and in May 1995, sold the assets at auction for $72,710, resulting in a gain of $10,800 during fiscal year 1995.

                                                         [HART\10K:123196.KSB]-6

                                               HART INDUSTRIES, INC.
                                           Notes to Financial Statements
                                                 December 31, 1996


Note 6.       Related Party and other Transactions

         The Luke Family Trust (the "Luke Trust") owns 93% of NuVen. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust. Effective January 1, 1994, the Company entered into an Advisory and Management Agreement with NuVen for the engagement of NuVen to perform professional and advisory services. Pursuant to such Agreement, the Company agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 150,000 shares of the Company's common stock exercisable at a price of $.20 per share. During fiscal year 1996, the Agreement was renewed effective January 1, 1996 for up to $120,000 annually. Due to the minimal services performed by NuVen, the Company received a credit of $170,990 against amounts owed to NuVen and accordingly, the Company recorded a net credit of $50,990 during fiscal 1996. Also, the Company expensed $120,000 during fiscal 1995 and had $962 due to NuVen as of December 31, 1996.

         In January 1995, the Company entered into an Employee Agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 1996. Pursuant to the Agreement the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share of 110% of market value at date of grant. During fiscal year 1996, the Agreement was renewed effective January 1, 1997 for $54,000 annually. The Company expensed $54,000 during each fiscal year of 1996 and 1995, and owed $108,000 to Mr. Luke as of December 31, 1996.

         Effective April 1996, the Company entered into a Consulting Agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the Agreement the Company agreed to pay Mr. Dong $10,000 in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,666 shares of the Company's common stock at an exercise price of $.01 per share. During fiscal year 1996, the Agreement was renewed effective July 1, 1996 for $1,000 per month. No cash payments were made to Mr. Dong by the Company during fiscal 1996. The Company expensed $16,000 and $0 during fiscal 1996 and 1995, respectively, and had $16,000 due to Mr. Dong as of December 31, 1996.

         In July 1996, the Company entered into a Consulting Agreement with John Desbrow, pursuant to which Mr. Desbrow is to perform legal services and to hold the office of Secretary and Director. Pursuant to the Agreement the Company agreed to pay Mr. Desbrow $2,000 per month commencing August 1, 1994. During fiscal year 1996, the Agreement was renewed effective January 1, 1996 for $2,000 per month. No cash payments were made to Mr. Desbrow by the Company during fiscal 1996. The Company expensed $34,000 and $24,000 during fiscal 1996 and 1995, respectively, and had $58,000 due to Mr. Desbrow as of December 31, 1996.

                                                         [HART\10K:123196.KSB]-6