Form 10KSB
period 1997-12-31
HART INDUSTRIES INC
filed 1998-10-21
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)

   For the Fiscal Year Ended December 31, 1997 Commission file number 0-12746

                              HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State of other jurisdiction of incorporation or organization)

                                   33-0661675
                     (I.R.S. Employer Identification Number)

           4695 MacArthur Court, Suite 530, Newport Beach, California
                    (Address of Principal Executive Offices)

                                      92660
                                   (Zip Code)

       Registrant's telephone number, including area code: (949) 833-5380


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

                              Yes         No  X

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

                                                                               o

         The Registrant had no operating revenues for its most recent fiscal year.

         The aggregate market value of the voting stock held by non-affiliates is not determinable as no average bid or asked prices of such stock have been available since the Registrant's stock was de-listed from the National Association of Securities Dealers Small Cap MarketSM in June, 1993.

          Class               Number of Shares Outstanding at December 31, 1997
----------------------------- -------------------------------------------------
Common Stock , $.01 par value                1,730,960 shares

                      Documents Incorporated by Reference:

                                      None

                                                         [HART\10K:123197.KSB]-8

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.   Business ........................................................1

Item 2.   Properties ......................................................3

Item 3.   Legal proceedings ...............................................3

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

Item 5.   Market for common equity and related stockholder matters ........3

Item 6.   Management's discussion and analysis of financial condition and results of operations.......................................4

Item 7.   Financial statements.............................................4

Item 8.   Changes in and disagreements with accountants on accounting and financial disclosure........................................5

                                    PART III

Item 9.   Directors, executive officers, promoters and control persons of the Registrant; compliance with section 16(a) of the
           Exchange Act ...................................................5

Item 10.  Executive compensation...........................................8

Item 11.  Security ownership of certain beneficial owners and management...9

Item 12.  Certain relationships and related transactions...................11

                                     PART IV

Item 13.  Exhibits and reports on Form 8-K.................................12

                                                         [HART\10K:123197.KSB]-8

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

         In 1989 the Registrant acquired sixty percent (60%) of Occidental Fire & Casualty Ltd, a European reinsurer. In September, 1989 it sold that interest to Stevenson, Abercrombie & Claythorne ("SAC"), in exchange for debt and SAC's assumption of certain of the Registrant's debt.

         In October, 1989, the stockholders approved a decrease in the authorized number of shares of common stock from 100,000,000 to 10,000,000 by way of a one-for-ten (1:10) reverse stock split. The split date was April 13, 1991.

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

                                                         [HART\10K:123197.KSB]-8

          Revenues for the fiscal year ended December 31, 1990 were all derived from the Environmental Ser vices Division. There was no revenue generated in 1991 from the TTU. The TTU was stolen in 1992. Revenues during fiscal 1992 were generated through the Underground Storage Tank program of the Environmental Services Division, which ceased operations at the end of fiscal 1992.

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

         The Registrant's day-to-day business affairs are handled by three directors and three officers. All three officers were parties to employment or consulting agreements with the Registrant for its fiscal year ending December 31, 1997 ("fiscal 1997"). As of the date of this Report, the Registrant had one employee and no operations. Current management is pursuing additional business opportunities in the equipment leasing industry and other industries, but no assurance can be given that the Registrant will be successful in acquiring any business opportunities, or if acquired what revenues might be provided from such operations.

                                                         [HART\10K:123197.KSB]-8

ITEM 2.           PROPERTIES

         The Registrant's principal executive offices are located in shared leased premises of approximately 3,000 square feet in Newport Beach, California. These premises are occupied by the Registrant under an agreement with an affiliate, NuVen Advisors, Inc ("NuVen").

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

         Bid prices of the Registrant's common stock are not available for fiscal 1997 and 1996 as the Registrant's common stock was delisted on June 7, 1993.

         Stockholders of Record

         The approximate number of holders of record of the Registrant's common stock as of the close of business on December 31, 1997 was approximately 840.

         Dividends

         The Registrant has never declared or paid any dividends on any class of its securities. The Registrant's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, to finance the conduct of its business.

                                                        [HART\10K:123197.KSB]-8

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         There were no operations during fiscal 1997. As a result there were no revenues or cost of revenues recorded during fiscal 1997.

         Total operating expenses increased from $65,051 in fiscal 1996 to $177,632 in fiscal 1997. The increase is primarily attributable to continued professional advisory services incurred by the Company.

Liquidity and Capital Resources

         The  Registrant  has incurred  net losses and negative  cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $67 and $242 as of December 31, 1997 and 1996, respectively, and negative working capital of $469,317 and $291,685 as of December 31, 1997 and 1996, respectively. The increase in working capital deficiency is a direct result of the Registrant having no operating revenues during the year ended December 31, 1997 to cover fees for professional services and other overhead that the Registrant has incurred. As of the date of this Report, the Registrant has no material commitments for capital expenditures or commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowings.

         As a result of the Registrant having no revenue producing activities, the Registrant had limited cash and cash equivalents remaining as of December 31, 1997 to finance future operations. The Registrant has received financial support from NuVen, an affiliate, during fiscal 1997, and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities.  In the interim,  the  Registrant's  existence is dependent  upon continuing financial support from NuVen for the next fiscal year. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. As such, the Registrant's independent accountants have modified their report to include an explanatory paragraph with respect to such uncertainty.

ITEM 7.           FINANCIAL STATEMENTS

         Financial statements included elsewhere herein are referred to in Item 13 (a) and are listed in the Index to financial statements filed as a part of this Annual Report on Form 10-KSB.

                                                         [HART\10K:123197.KSB]-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Reports of Kang, Yu & Jun, an accountancy corporation (formerly, Spurgeon, Kang & Associates) with respect to the 1995, 1996 and 1997 fiscal years financial statements include an explanatory paragraph with respect to the substantial doubt existing about the ability of the Company to continue as a going concern due to its recurring net losses, negative cash flows from operating activities since its inception, limited liquid resources and negative working capital.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      Identification of Directors and Executive Officers.

         The following table sets forth certain information concerning the Registrant's directors and executive officers:


                                            Position Held with                      Date First
            Name               Age            the Registrant                   Elected or Appointed
-----------------------      ------    ----------------------------   --------------------------------

Fred G. Luke                 51        President                      July 24, 1993 to Present
                                       Director                       July 24, 1993 to Present

Fred Graves Luke             76        Chief Financial Officer        July 31, 1993 to April 21, 1996
                                       Director                       July 31, 1993 to Present

John D. Desbrow              41        Secretary                      July 31, 1993 to May 9, 1997
                                       Director                       July 31, 1993 to May 9, 1997

Steven H. Dong               31        Chief Financial Officer        April 21, 1996 to June 30, 1997


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

                                                         [HART\10K:123197.KSB]-8

         Fred G. Luke. Mr. Fred Luke has been a Director, Chairman and President of the Registrant since July 24, 1994. Mr. Luke has over twenty-eight (28) years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Registrant, Mr. Luke currently serves as Chairman and Chief Executive Officer of NuOasis Resorts, Inc. ("NuOasis"), Chairman and President of NuVen Advisors, Inc., ("NuVen Advisors") formerly New World Capital, Inc. ("New World"), President and Director of Virtual Enterprises, Inc. ("VEI"), Chairman and President of Diversified Land & Exploration Co. ("DL&E"). DL&E is a former publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Mr. Luke also served as Chairman and President of Group V Corporation ("Group V"), former subsidiary of NuOasis, which trades on the OTC Bulletin Board. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. ("BNR"). From 1991 through 1994 Mr. Luke served as the President and a Director of BNR. BNR is presently inactive. DL&E was formerly in the environmental services and natural gas processing business. VEI is a public company which was formerly traded on NASDAQ or the OTC Bulletin Board. VEI does not have ongoing operations. NuOasis is a publicly held company whose shares are traded on the OTC Bulletin Board. NuOasis is a diversified holding company with overseas gaming and domestic pasta production subsidiaries. NuOasis Gaming is a publicly traded (OTC Bulletin Board) holding company with domestic gaming development activities. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including NuOasis, Group V, VEI and the Registrant pursuant to independent Advisory and Management Agreements. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of the Registrant. NuVen Advisors is a stockholder of Group V, DL&E, NuOasis and the Registrant, and is also a beneficial stockholder of VEI. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

         Fred Graves Luke. Mr. Fred Graves Luke served as a Director and Chief Financial Officer of the Registrant from July 31, 1993 and resigned his position as Chief Financial Officer of the Registrant on April 21, 1996. Mr. Luke also currently serves as Chairman of the Advisory Board of NuOasis. Prior to his association with the Registrant, Mr. Luke served as Chief Executive Officer of three private firms operating oil and gas properties from 1954 until his retirement in 1985. He received his B.A. and LLB Degrees from the University of Arizona and was admitted to the bar in the State of Arizona in 1950. Mr. Luke served in the U.S. Army Air Corp. in World War II as a pilot and served in the U.S. Air Force as a legal officer during the Korean War.

                                                         [HART\10K:123197.KSB]-8

         John D. Desbrow. Mr. Desbrow served as Secretary and a Director of the Registrant from July 31, 1993 to May 9, 1997. He was also a director of VEI from September 28, 1994 to May 9, 1997. Mr. Desbrow is a member in good standing of the State Bar of California and has been since 1980. Prior to joining the Registrant, Mr. Desbrow was in the private practice of law. Mr. Desbrow received his Bachelor of Science degree in Business Administration from the University of Southern California in 1977, his Juris Doctorate from the University of Southern California Law Center in 1980, and his Master of Business Taxation degree from the University of Southern California Graduate School of Accounting in 1982.

         Steven H. Dong. Mr. Dong, a Certified Public Accountant, served as Chief Financial Officer of the Registrant from April 21, 1996 to June 30, 1997. Prior to joining the Registrant, Mr. Dong worked with the international accounting firm of Coopers & Lybrand since 1988. As an Assurance Manager with Coopers & Lybrand, Mr. Dong's experience consisted of providing financial accounting and consulting services to privately and publicly held companies. Mr. Dong had also previously served as Chief Financial Officer of NuOasis and VEI, and Group V. Mr. Dong received his Bachelor of Science degree in Accounting from Babson College in 1988 and is a member in good standing with the California Society of Certified Public Accountants and American Institute of Certified Public Accountants.

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

                                                         [HART\10K:123197.KSB]-8

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

         Based solely on its review of the copies of the reports it received from persons required to file, the Registrant believes that during the period from January 1, 1997 through December 31, 1997 all filing re quirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

ITEM 10.          EXECUTIVE COMPENSATION

(a)      Summary Compensation Table.

         The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the Registrant's President and four most highly paid officers ("Named Executive Officers"). There were no officers who earned in excess of $100,000 per annum:


Name and Principal           Fiscal           Salary                Other Annual                 Options
Position                      Year             ($)                Compensation ($)           Granted (#)(2)
--------------------------    ----            -----              ------------------          --------------

 Fred G. Luke                 1997          54,000(1)                    N/A                       N/A
 Chairman and                 1996          54,000(1)                    N/A                       N/A
 President (4-93 to           1995          54,000(1)                    N/A                    1,000,000
 Present)


(1)      The accrued but unpaid value of base salary (cash and non-cash).

(2) Except for stock option plans, the Registrant does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(b)      Stock Options

         There were no options granted during fiscal year 1997. The following table sets forth in summary form the aggregate options exercised during fiscal year 1997, and the December 31, 1997 value of unexercised options for the Registrant's Named Executive Officers:

                                                         [HART\10K:123197.KSB]-8


                                                                                                         Value of Unexercised
                                                                         Number of Unexercised               In-the-Money
                                                                        Option/SAR's at Fiscal         Options/SAR's at Fiscal
                                                                             Year-End (#)                    Year-End ($)
                                   Shares
                               Acquired on            Value                  Exercisable/                    Exercisable/
            Name                Exercise (#)      Realized ($)              Unexercisable                    Unexercisable
-----------------------------  -----------------  ------------      ------------------------------  ------------------------------

Fred G. Luke, Chairman
 and President                         -                  -             1,166,666  Exercisable              -   Exercisable (3)(2)
NuVen Advisors, Inc. (1)               -                  -               100,000  Exercisable              -   Exercisable (2)(3)


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

(d)      Contracts with Named Executive Officer

         In January 1995, the Company entered into an Employment Agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 1996. Pursuant to the agreement the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share of 110% of market value at date of grant. During fiscal year 1996, the agreement was renewed effective January 1, 1997 for $54,000 annually. The Company expensed $54,000 during each fiscal year of 1997, 1996 and 1995, and owed $149,958 to Mr. Luke as of December 31, 1997.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding ownership of the Registrant's common stock as of December 31, 1997. The table includes (a) each person known by the Registrant to be the beneficial owner of more than 5% of the Registrant's common stock, (b) each director, (b) each director individually, (c) the name executive officer, and (d) the directors and officers of the Registrant as a group. Unless otherwise indicated, the persons named in the table possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).

                                                         [HART\10K:123197.KSB]-8


                                                                          Amount and
                                                                          Nature of
                              Name and Address                            Beneficial
Title of Class                of Beneficial Owner                         Interest(1)            Percent of Class(2)
--------------------          ------------------------------------        -------------------    -------------------

$.01 par value                Overseas Equity (UK) Limited                150,000                8.7%
Common Stock                  700-595 Howe Street
                              Vancouver, British Columbia
                              V6C 2T5

                              NuVen Advisors, Inc. (formerly              900,000                52.0%
                              New World Capital, Inc.)
                              4695 MacArthur Court, Suite 530
                              Newport Beach, CA 92660


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

         The following sets forth information with respect to the Registrant's common stock beneficially owned by each officer and director, and by all officers and directors as a group:


                                                                        Amount and
                                                                          Nature of
                              Name and Address                            Beneficial
Title of Class                of Officers and Directors                   Interest         Percent of Class(1)
------------------------      -------------------------                -------------       -------------------

$.01 par value                Fred G. Luke(2)
Common Stock                  4695 MacArthur Court
                              Suite 530
                              Newport Beach, CA 92660                     1,333,332                     46%

                              Fred Graves Luke(2)
                              4695 MacArthur Court
                              Suite 530
                              Newport Beach, CA 92660                      333,332                     17.5%

                              John D. Desbrow(2)(3)
                              4695 MacArthur Court
                              Suite 530
                              Newport Beach, CA 92660                      333,332                     17.5%

                              Steven H. Dong(2)
                              4695 MacArthur Court
                              Suite 530
                              Newport Beach, CA 92660                      166,666                     8.8%
                                                                         ----------                    ----


                                                         [HART\10K:123197.KSB]-8


                                                                        Amount and
                                                                          Nature of
                              Name and Address                            Beneficial
Title of Class                of Officers and Directors                   Interest          Percent of Class(1)
----------------------       -----------------------------              -----------         -------------------

                              All Officers and Directors
                              as a group                                 2,166,662                      67%
                                                                         =========                      ===


(1) Number of shares deemed outstanding includes 1,730,960 as of December 31, 1996, and any shares subject to stock options held by the person or entity.

(2) As of the date of this Report, Fred G. Luke, Fred Graves Luke and John D. Desbrow each hold 166,666 shares. No shares are held by Steven Dong. Fred
     G. Luke, Fred Graves Luke, John D. Desbrow and Steven Dong each hold an option to purchase 166,666 shares.

(3)  Excludes shares held as a trustee under escrow instructions.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Luke Family Trust (the "Luke Trust") owns 93% of NuVen. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

         Effective January 1, 1994, the Company entered into an Advisory and Management Agreement with NuVen for the engagement of NuVen to perform professional and advisory services. Pursuant to such Agreement, the Company agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 150,000 shares of the Company's common stock exercisable at a price of $.20 per share. During fiscal year 1996, the agreement was renewed effective January 1, 1996 for up to $120,000 annually. Due to the minimal services performed by NuVen, the Company received a credit of $170,990 against amounts owed to NuVen and accordingly, the Company recorded a net credit of $50,990 during fiscal 1996. Effective July 1, 1997 the agreement was revised to $3,500 per month. The Company expensed $120,000 during fiscal 1996 and had $82,457 due to NuVen as of December 31, 1997.

         Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $10,000 in cash or in the Company's common stock and granted him an option to purchase 166,666 shares of the Company's common stock at an exercise price of $.01 per share. Effective July 1, 1996, the Consulting Agreement was renewed for fiscal year 1997 for an amount of $1,000 per month. No cash payments were made to Mr. Dong by the Company during fiscal 1997 or 1996. The Company expensed $16,000 and $12,000 during fiscal 1997 and 1996, respectively, and had $28,000 due to Mr. Dong as of December 31, 1997. Effective June 30, 1997, Mr. Dong resigned as Chief Financial Officer and has been retained as an accounting consultant on a monthly basis.

                                     PART IV

                                                         [HART\10K:123197.KSB]-8

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Financial Statements

         The Financial Statements included in this Item are included elsewhere herein and are indexed on Page F-1, "Index to Financial Statements."

(b)      Financial Statement Schedules

         None.

(c)      Exhibits

         Exhibit
         Number     Description
         -------    ----------------------------------------------------

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

         3.5        Articles of Merger - Delaware1

         3.6        Articles of Merger - Nevada5

         10.1       Agreement dated March 20, 1989 between Hart Industries and
                     Occidental Fire & Casualty Ltd.2

         10.2       Mutual Release Agreement dated December 19, 1989 between
                     Hart Industries, Inc., and North American Polymer2

         10.3       Letter and Agreement dated May 31, 1990 between Hart
                     Industries, Inc., and Stevenson, Abercrombie & Claythorne Co. with regard to the purchase of a transportable treatment unit from Magnolia Energy and Refining Corporation2

         10.4       Sale and Exclusive Patent License Agreement between Hart
                     Industries, Inc., and GNE Enterprises, Inc., dated December 21, 1992

         10.5       Settlement of Magnolia Lawsuit and Cancellation of Shares2

         10.6       Russian Lease Agreement and Subsequent Recision3

         10.7       MediLife Agreement3

                                                         [HART\10K:123197.KSB]-8

         10.8       Assets Sales Agreement4

         10.9       Assignment and Transfer of Contractual Rights and Causes
                     of Action4

         10.10      Equipment Lease Agreement4

         10.11      Assignment and Bill of Sale4

         10.12      Agreement with Overseas Equity (UK) Limited4

                                                         [HART\10K:123197.KSB]-8

         Exhibit
         Number            Description

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

                                                        [HART\10K:123197.KSB]-8

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HART INDUSTRIES, INC.

Date:    October 15, 1998               By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke, President

         In accordance with the requireme ts of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        HART INDUSTRIES, INC.

Date:    October 15, 1998               By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke, Director

Date:    October 15, 1998               By:  /s/  Fred Graves Luke
                                             ----------------------------------
                                                  Fred Graves Luke, Director

                                                         [HART\10K:123197.KSB]-8

                              HART INDUSTRIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

(1)      FINANCIAL STATEMENTS:

         INDEPENDENT AUDITOR'S REPORT .....................................F-2

         BALANCE SHEET AS OF DECEMBER 31, 1997.............................F-3

         STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
          DECEMBER 31, 1997 AND 1996.......................................F-4

         STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
          DECEMBER 31, 1997 AND 1996.......................................F-5

         STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
          DECEMBER 31, 1997 AND 1996.......................................F-6

         NOTES TO FINANCIAL STATEMENTS.................................F-7/F-10

                                                         [HART\10K:123197.KSB]-8

Spurgeon, Kang & Associates                               Steven Y.C. Kang, CPA
Accountancy Corporation                                   John H. Spurgeon, CPA

                                           INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Hart Industries, Inc.
4695 MacArthur Court, Suite 530
Newport Beach, CA 92660

We have audited the accompanying balance sheets of Hart Industries, Inc. as of December 31, 1997 and 1996, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Hart Industries, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses and negative cash flows from operating activities since its inception, has limited liquid resources and had negative working capital as of December 31, 1997. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Spurgeon, Kang & Associates
----------------------------------
     Spurgeon, Kang & Associates
Bellflower, CA  90706

October 20, 1998

                Telephone: 310-867-2715 o Facsimile: 310-866-7046
                    9831 Belmont Street, Bellflower, CA 90706
               Mailing Address: PO Box 1399, Bellflower, CA 90706

                                                         [HART\10K:123197.KSB]-8


                              HART INDUSTRIES, INC.
                                 Balance Sheets
                             As of December 31, 1996

ASSETS                                                                         1997
                                                                     -----------------------

  Current Assets:
    Cash                                                             $                   67
                                                                     ----------------------
      Total current assets                                                               67
                                                                     ----------------------
         TOTAL ASSETS                                                $                   67
                                                                     ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable and accrued expenses                            $               13,086
    Due to affiliates                                                               456,298
                                                                     ----------------------
      Total current liabilities                                      $              469,384
                                                                     ----------------------
  Commitments and contingencies                                                           -
  Stockholders' Deficiency:
    Common stock $.01 par value, 50,000,000 shares
     authorized;  1,730,960 shares issued and outstanding
     as of December 31, 1996                                                         17,310
    Additional paid-in capital                                                    5,252,948
    Accumulated deficit                                                          (5,739,575)
                                                                     -----------------------
      Total stockholders' deficiency                                               (469,317)
  TOTAL LIABILITIES & STOCKHOLDERS'
   DEFICIENCY                                                        $                   67
                                                                     ======================


    The accompanying notes are an integral part of these financial statements

                                                         [HART\10K:123197.KSB]-8


                              HART INDUSTRIES, INC.
                            Statements of Operations
                        For the Years Ended December 31,

                                                                    1997                       1996
                                                          -------------------------  ------------------------

Costs and Expenses:
 General and administrative expenses                                      177,632                      65,051
                                                          -------------------------  ------------------------
         Total Costs and Expenses                                         177,632                      65,051
                                                          -------------------------  ------------------------
 Operating loss                                                          (177,632)                    (65,051)
Other Income (Expense):
 Gain  on sale of assets                                                        -                           -
                                                          -------------------------  -------------------------
 Net Loss                                                 $              (177,632)   $                (65,051)
                                                          =========================  =========================
 Loss Per Common Share                                    $                  (.10)   $                   (.04)
                                                          =========================  =========================
 Weighted Average Common Shares
  Outstanding                                                            1,730,960                  1,730,960
                                                          =========================  ========================


    The accompanying notes are an integral part of these financial statements

                                                         [HART\10K:123197.KSB]-8


                              HART INDUSTRIES, INC.
                             Statement of Cash Flows
                        For the Years Ended December 31,

                                                                                1997                  1996
                                                                      ----------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                              $            (177,632)  $             (65,051)
  Adjustments to Reconcile Net Loss to Net Cash Provided (Used)
   by Operating Activities:
       Gain  on Sale of Assets                                                            -                       -
    Increase in Liabilities:
       Accounts payable and accrued expenses                                           (370)                  6,081
       Due to affiliate                                                             177,827                  59,171
                                                                      ----------------------- ---------------------
  Net Cash Provided (Used) by Operating Activities                                     (175)                    201
                                                                      ----------------------- ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Disposal of assets                                                                 -                       -
                                                                      ----------------------- ---------------------
 Net Cash Provided by Investing Activities                                                -                       -
                                                                      ----------------------- ---------------------
 Net Increase (Decrease) in Cash and Cash Equivalents                                  (175)                    201
 Cash and Cash Equivalents - Beginning of Period                                        242                      41
                                                                      ----------------------- ---------------------
 Cash and Cash Equivalents - End of Period                            $                  67   $                 242
                                                                      ======================= =====================
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
 Interest paid                                                        $                   -   $                   -
 Income taxes paid                                                    $                   -   $                   -


    The accompanying notes are an integral part of these financial statements

                                                         [HART\10K:123197.KSB]-8


                              HART INDUSTRIES, INC.
                     Statements of Stockholders' Deficiency
                 For the Years Ended December 31, 1997 and 1996

                                           Common           Common         Additional
                                            Stock            Stock           Paid-In        Accumulated
                                           Shares           Amount           Capital          Deficit            Total
                                   -------------------  --------------  ---------------  -----------------  --------------

Balances at January 1, 1996                  1,730,960  $       17,310  $     5,252,948  $     (5,496,892)  $    (226,634)
Net income (loss)                                                                                 (65,051)        (65,051)
                                   -------------------  --------------- ---------------- -----------------  --------------
Balances at December 31, 1996                1,730,960          17,310        5,252,948        (5,561,943)       (291,685)
                                   -------------------- --------------- ---------------- -----------------  --------------
Net Income (loss)                                                                                (177,632)       (177,632)
                                   -------------------- --------------- ---------------- -----------------  --------------
Balances at December 31, 1997                1,730,960  $       17,310  $     5,252,948  $     (5,739,575)  $    (469,317)
                                   ==================== =============== ================ =================  ==============


    The accompanying notes are an integral part of these financial statements

                                                         [HART\10K:123197.KSB]-8

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                December 31, 1997

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

                                                         [HART\10K:123197.KSB]-8

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                December 31, 1997

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

                                                         [HART\10K:123197.KSB]-8

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                December 31, 1997

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

                                                         [HART\10K:123197.KSB]-8

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                December 31, 1997

Note 6.           Related Party and other Transactions

         The Luke Family Trust (the "Luke Trust") owns 93% of NuVen. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust. Effective January 1, 1994, the Company entered into an Advisory and Management Agreement with NuVen for the engagement of NuVen to perform professional and advisory services. Pursuant to such Agreement, the Company agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 150,000 shares of the Company's common stock exercisable at a price of $.20 per share. During fiscal year 1996, the Agreement was renewed effective January 1, 1996 for up to $120,000 annually. Due to the minimal services performed by NuVen, the Company received a credit of $170,990 against amounts owed to NuVen and accordingly, the Company recorded a net credit of $50,990 during fiscal 1996. Also, the Company expensed $81,000 during fiscal 1997 and had $81,962 due to NuVen as of December 31, 1997.

         In January 1995, the Company entered into an Employee Agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 1996. Pursuant to the Agreement the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share of 110% of market value at date of grant. During fiscal year 1996, the Agreement was renewed effective January 1, 1997 for $54,000 annually. The Company expensed $54,000 during each fiscal year of 1997 and 1996, and owed $164,000 to Mr. Luke as of December 31, 1997.

         Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $10,000 in cash or in the Company's common stock and granted him an option to purchase 166,666 shares of the Company's common stock at an exercise price of $.01 per share. Effective July 1, 1996, the Consulting Agreement was renewed for fiscal year 1997 for an amount of $1,000 per month. No cash payments were made to Mr. Dong by the Company during fiscal 1997 or 1996. The Company expensed $16,000 and $12,000 during fiscal 1997 and 1996, respectively, and had $28,000 due to Mr. Dong as of December 31, 1997. Effective June 30, 1997, Mr. Dong resigned as Chief Financial Officer and has been retained as an accounting consultant on a monthly basis.

                                                        [HART\10K:123197.KSB]-8