Form 10-Q
period 1996-06-30
HART INDUSTRIES INC
filed 1998-11-02
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996                   Commission File No.    0-12746

                              HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   87-0399267
                          (I.R.S. Employer I.D. Number)

               4695 MacArthur Court, Suite 530, Newport Beach, CA
                    (Address of principal executive offices)

                                      92660
                                   (Zip Code)

                                 (949) 475-6745
              (Registrant's telephone number, including area code)

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

                         Yes               No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1996, there were 1,730,960 shares of the Registrant's $.01 par value common stock issued and outstanding.

                                                           [HART\10Q:HRT63096]-3

                              HART INDUSTRIES, INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Balance Sheet - June 30, 1996 (unaudited) .......................1

          Statements of Operations - Three and Six Months Ended
            June 30, 1996 and 1995 (unaudited).............................2

          Statements of Cash Flows - Six Months Ended June 30, 1996
            (unaudited) and June 30, 1995 (unaudited)......................3

          Notes to Financial Statements (unaudited)........................4

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................7

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

Item 3.   Defaults Upon Senior Securities..................................9

Item 4.   Submission of Matters to a Vote of Security Holders..............9

Item 5.   Other Information................................................9

Item 6.   Exhibits and Reports on Form 8-K.................................9


                                                         I

                                                           [HART\10Q:HRT63096]-3


                              HART INDUSTRIES, INC.
                                 Balance Sheets
                         As of June 30, 1996 (Unaudited)

                                                                                       June 30,
                                                                                         1996
                                                                                     (Unaudited)
                                                                                ---------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                      $                  12
                                                                                ---------------------
   Total Current Assets                                                                            12
                                                                                ---------------------
TOTAL ASSETS                                                                    $                  12
                                                                                =====================
Current Liabilities:
 Accounts payable and accrued expenses                                          $              64,751
 Due to affiliates                                                                            284,590
                                                                                ---------------------
   Total Current Liabilities                                                                  349,341
Stockholders' Deficiency:
 Common stock - par value $.01;  authorized 50,000,000 shares;
 1,730,960 shares issued and outstanding, as of June 30, 1996                                  17,310
 Additional paid-in capital                                                                 5,252,948
 Accumulated deficit                                                                       (5,619,587)
                                                                                ----------------------
   Total Stockholders' Deficiency                                                            (349,329)
                                                                                ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $                  12
                                                                                ======================

              See accompanying notes to these financial statements

                                                           [HART\10Q:HRT63096]-3


                              HART INDUSTRIES, INC.
                            Statements of Operations
                       For the Three and Six Months Ended
                       June 30, 1996 and 1995 (Unaudited)

                                             For the Three Months Ended                    For the Six Months Ended
                                                      June 30,                                     June 30,
                                       --------------------------------------      ----------------------------------------
                                               1996               1995                    1996                 1995
                                       ------------------- ------------------      ------------------  --------------------

                                            (Unaudited)        (Unaudited)             (Unaudited)          (Unaudited)
Costs and expenses:
 General and administrative            $            64,111 $              -        $               -   $                 -
                                       ------------------- ------------------      ------------------  -------------------
     Totals                                         64,111            69,708                 122,695               126,763
                                       ------------------- ------------------      ------------------  -------------------
Net income (loss)                      $          (64,111) $         (69,708)      $        (122,695)  $          (126,763)
                                       =================== ==================      ==================  ====================
Net loss applicable to
 common stock                          $          (64,111) $         (69,708)      $        (122,695)  $          (126,763)
                                       =================== ==================      ==================  ====================
Net income (loss) per common           $            (.037) $          (.040)       $           (.071)  $             (.073)
                                       =================== ==================      ==================  ====================
 share
Weighted average common
 shares outstanding                              1,730,960         1,730,960               1,730,960             1,730,960
                                       =================== ==================      ==================  ====================


              See accompanying notes to these financial statements

                                                           [HART\10Q:HRT63096]-3


                              HART INDUSTRIES, INC.
                            Statements of Cash Flows
           For the Six Months Ended June 30, 1996 and 1995 (Unaudited)

                                                                               Six Months Ended June 30,
                                                                              1996                   1995
                                                                    ------------------------ --------------------
                                                                           (Unaudited)            (Unaudited)
                                                                    ------------------------ --------------------

Operating activities:
  Net income (loss)                                                 $              (122,695) $           (126,763)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:                                         -                     -
      Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                       57,376                52,972
         Due to affiliate                                                            65,290                20,500
                                                                    ------------------------ --------------------
           Net cash provided (used) in operating activities                             (29)              (53,291)
                                                                    ------------------------ ---------------------

Investing activities:
 Disposal of property and equipment                                                       -                55,000
                                                                    ------------------------ --------------------
           Net cash provided (used) by investing activities                               -                55,000
                                                                    ------------------------ --------------------

Net increase (decrease) in cash and cash equivalents                                    (29)                1,709

Cash and cash equivalents, beginning of period                                           41                   185
                                                                    ------------------------ --------------------

Cash and cash equivalents, end of period                            $                    12  $              1,894
                                                                    ======================== ====================


              See accompanying notes to these financial statements

                                                           [HART\10Q:HRT63096]-3

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                  June 30, 1996

Note 1. Summary of Significant Accounting Policies and Business Activities

              Basis Of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The financial statements include the balance sheet and statements of operations and cash flows of Hart Industries, Inc. ("Company") as of June 30, 1996 and for the three and six month periods then ended. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

              Organization

              The Company was in the development stage from incorporation in October, 1982 to September 30, 1990. Activities through September 30, 1990 principally consisted of organizing the Company, issuing common stock for cash, services, and equipment, negotiation of license agreements and incurring research and development costs. All costs, except those associated with the license agreements, patents, trademarks and equipment costs, were expensed as incurred during the development stage. In December, 1990, the Company sold its assets and all rights to the non-electric dishwasher for a note receivable and future royalties. During 1990, the Company began performing sludge de-watering operations through its Transportable Treatment Unit (TTU) and was taken out of the development stage for accounting purposes. The revenue generated in 1990 was from the Environmental Services Division and the TTU. There was no revenue generated in 1991 from the TTU. 1992 revenue was generated through the Environmental Services Division. Since 1992, there have been no operating revenues through the date of this Report.

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

                                                           [HART\10Q:HRT63096]-3

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                  June 30, 1996

              Going Concern

              The Company has incurred recurring net losses, has limited liquid resources, a working capital deficiency and has no current operations. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by an affiliate. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

              Reclassification of Prior Year Amounts

              To enhance comparability, the fiscal 1995 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1996.

Note 2.           Business Condition

              The Company has experienced negative cash outflows from operating activities through 1992 and ceased operations in March 1992, prior to capital restructuring and change in management. Cash contributions from its then affiliates provided the financial support necessary for the Company to satisfy its obligations through 1992. Since January 1993, NuVen Advisors Inc., an affiliate ("NuVen"), has provided financial and administrative support for the Company's operations. The Company expects to receive continued financial and administrative support from NuVen until a new business opportunity is acquired or developed. As of the date of this Report, the Company has no operations, however, is continuing to seek new opportunities.

                                                           [HART\10Q:HRT63096]-3

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Results of Operations

                  Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

                  There were no  operations  during the three  months ended June
              30, 1996 and, consequently, there were no revenues or cost of revenues recorded.

                  The  Registrant's  general and  administrative  expenses  were
              $64,111 for the three months ended June 30, 1996, as compared to $69,708 for the same period last year and were attributable to continued professional, consulting and advisory services.

                  Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

                  The Registrant had no operations for the six months ended June
              30, 1996 or the six months ended June 30, 1995.

                  The  Registrant's  general and  administrative  expenses  were
              $122,695 for the six months ended June 30, 1995, as compared to $126,763 for the same period last year as expenses remained relative stable between the two periods.

              Liquidity and Capital Resources

                  The  Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $12 and $41 as of June 30, 1996, and December 31, 1995, respectively, and negative working capital of $349,329 and $226,634 as of June 30, 1996, and December 31,
              1995, respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the first six months of fiscal year 1996. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

                  As a result  of the  Registrant  having no  revenue  producing activities, the Registrant had limited cash and cash equivalents remaining as of June 30, 1996, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 1996. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

                                                           [HART\10Q:HRT63096]-3

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

                                                           [HART\10Q:HRT63096]-3

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HART INDUSTRIES, INC.

Dated:   October 27, 1998               By:  /s/  Fred G. Luke
                                                  -----------------------------
                                                  Fred G. Luke,
                                                  President and Director

                                                           [HART\10Q:HRT63096]-3