Form 10-Q
period 1996-09-30
HART INDUSTRIES INC
filed 1998-11-02
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For Quarter Ended September 30, 1996 Commission File No. 0-12746

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

                              Yes               No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As  of  September  30,  1996,   there  were  1,730,960  shares  of  the
Registrant's $.01 par value common stock issued and outstanding.

                                                           [HART\10Q\HRT93096]-4

                              HART INDUSTRIES, INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) .................1

          Statements of Operations - Three and Nine Months Ended
            September 30, 1996 and 1995 (unaudited)........................2

          Statements of Cash Flows - Nine Months Ended September 30, 1996
           (unaudited) and September 30, 1995 (unaudited) .................3

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

Item 3.   Defaults Upon Senior Securities..................................9

Item 4.   Submission of Matters to a Vote of Security Holders..............9

Item 5.   Other Information................................................9

Item 6.   Exhibits and Reports on Form 8-K.................................9

                                        I

                                                           [HART\10Q\HRT93096]-4


                              HART INDUSTRIES, INC.
                                 Balance Sheets
                      As of September 30, 1996 (Unaudited)

                                                                                    September 30,
                                                                                         1996
                                                                                     (Unaudited)
                                                                                ---------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                      $                   -
                                                                                ---------------------
   Total Current Assets                                                                             -
TOTAL ASSETS                                                                    $                   -
                                                                                =====================
Current Liabilities:
 Accounts payable and accrued expenses                                          $              73,587
 Due to affiliates                                                                            333,189
                                                                                ---------------------
   Total Current Liabilities                                                                  406,776
Stockholders' Deficiency:
 Common stock - par value $.01;  authorized 50,000,000 shares;
 1,730,960 shares issued and outstanding, as of September 30, 1996                             17,310
 Additional paid-in capital                                                                 5,252,948
 Accumulated deficit                                                                       (5,677,034)
                                                                                ----------------------
   Total Stockholders' Deficiency                                                            (406,776)
                                                                                ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $                   -
                                                                                ======================

              See accompanying notes to these financial statements

                                                           [HART\10Q\HRT93096]-4


                              HART INDUSTRIES, INC.
                            Statements of Operations
                       For the Three and Nine Months Ended
                     September 30, 1996 and 1995 (Unaudited)

                                             For the Three Months Ended                    For the Nine Months Ended
                                                   September 30,                                 September 30,
                                       --------------------------------------      ----------------------------------------
                                               1996               1995                    1996                 1995
                                       ------------------- ------------------      ------------------  --------------------

                                            (Unaudited)        (Unaudited)             (Unaudited)          (Unaudited)
Costs and expenses:
 Gain on sale of assets                $                 - $         (10,800)      $               -   $           (10,800)
 General and administrative                        116,032            59,337                 180,143               186,100
                                       ------------------- ------------------      ------------------  --------------------
     Totals                                        116,032            48,537                 180,143               175,300
                                       ------------------- ------------------      ------------------  --------------------
Net loss                               $         (116,032) $         (48,537)      $        (180,143)  $          (175,300)
                                       =================== ==================      ==================  ====================
Net loss applicable to
 common stock                          $         (116,032) $         (48,537)      $        (180,143)  $          (175,300)
                                       =================== ==================      ==================  ====================
Net loss per common share              $            (.067) $          (.028)       $           (.104)  $             (.101)
                                       =================== ==================      ==================  ====================
Weighted average common
 shares outstanding                              1,730,960         1,730,960               1,730,960             1,730,960
                                       =================== ==================      ==================  ====================


              See accompanying notes to these financial statements

                                                           [HART\10Q\HRT93096]-4


                              HART INDUSTRIES, INC.
                            Statements of Cash Flows
        For the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                              1996                   1995
                                                                    ------------------------ ---------------------
                                                                           (Unaudited)            (Unaudited)
                                                                    ------------------------ ---------------------

Operating activities:
  Net income (loss)                                                 $              (180,143) $           (175,300)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
      Gain on sale of equipment                                                           -               (10,800)
      Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                       66,212                70,590
         Due to affiliate                                                           113,890                44,500
                                                                    ------------------------ ---------------------
           Net cash provided (used) in operating activities                             (41)              (71,010)
                                                                    ------------------------ ---------------------

Investing activities:
 Disposal of property and equipment                                                       -                72,710
                                                                    ------------------------ --------------------
           Net cash provided (used) by investing activities                               -                72,710
                                                                    ------------------------ --------------------

Net increase (decrease) in cash and cash equivalents                                    (41)                1,700

Cash and cash equivalents, beginning of period                                           41                   185
                                                                    ------------------------ --------------------

Cash and cash equivalents, end of period                            $                     -  $              1,885
                                                                    ======================== ====================


              See accompanying notes to these financial statements

                                                           [HART\10Q\HRT93096]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1996

Note 1. Summary of Significant Accounting Policies and Business Activities

              Basis Of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The financial statements include the balance sheet and statements of operations and cash flows of Hart Industries, Inc. ("Company") as of September 30, 1996 and for the three and nine month periods then ended. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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

                                                           [HART\10Q\HRT93096]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1996

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

              Going Concern

              The Company has incurred recurring net losses, a working capital deficiency, has limited liquid resources and no current operations. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by an affiliate. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

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

                                                           [HART\10Q\HRT93096]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1996

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Results of Operations

                  Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1996

                  There  were  no  operations  during  the  three  months  ended
              September 30, 1996. As a result there were no operating revenues or cost of revenues recorded during the three months ended September 30, 1996.

                  The  Registrant's  general and  administrative  expenses  were
              $116,032 for the three months ended September 30, 1996, as compared to $59,337 for the same period last year. The increase is primarily attributable to the accrual of professional services provided by consultants under professional advisory and management agreements.

                  Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

                  The  Registrant  had no  operations  for the nine months ended
              September 30, 1996 or 1995.

                  The Registrant's total legal and professional fees and general and administrative expenses were $180,143 for the nine months ended September 30, 1996, as compared to $186,100 for the same period last year. General and administrative expenses consisted primarily of continued professional services provided by consultants under professional advisory and management agreements.

                  Additionally,  the Registrant sold assets  resulting in a gain on sale of $10,800. There was no such sale in the comparable period in the current year.

              Liquidity and Capital Resources

                  The  Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $0 and $41 as of September 30, 1996, and December 31, 1995, respectively, and negative working capital of $406,776 and $226,634 as of September 30, 1996, and December 31, 1995, respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the first nine months of fiscal year 1996. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

                                                           [HART\10Q\HRT93096]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1996

                  As a result  of the  Registrant  having no  revenue  producing activities, the Registrant has limited cash and cash equivalents remaining as of September 30, 1996, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 1996. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

                                                           [HART\10Q\HRT93096]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1996

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes In Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission Of Matters To A Vote Of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits And Reports On Form 8-K

              (a) Exhibits:

                  #27          Financial Data Schedule

              (b) Reports on Form 8-K:               None

                                                           [HART\10Q\HRT93096]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1996

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HART INDUSTRIES, INC.

Dated:   October 27, 1998               By:  /s/  Fred G. Luke
                                                  ------------------------------
                                                  Fred G. Luke,
                                                  President and Director

                                                           [HART\10Q\HRT93096]-4