Form 10-Q
period 1997-03-31
HART INDUSTRIES INC
filed 1998-11-02
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1997                 Commission File No.    0-12746

                              HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   87-0399267
                            (IRS Employer ID Number)

        4695 MacArthur Court, Suite 530, Newport Beach, California 92660
               (Address of principal executive offices) (Zip Code)

                                 (949) 475-6745
              (Registrant's telephone number, including area code)

                   2 Park Plaza, Suite 470, Irvine, California
                 (Former Address, if changed since last report)

                                      92614
                 (Former Zip Code, if changed since last report)

                                 (714) 833-5380
             (Former telephone number, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes               No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1997, there were 1,730,960 shares of the Registrant's $.01 par value common stock issued and outstanding.

                                                           [HART\10Q:HRT33197]-4

                              HART INDUSTRIES, INC.
                                      INDEX


                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 (unaudited) .....................1

          Statements of Operations - Three Months Ended
            March 31, 1997 and 1996 (unaudited)............................2

          Statements of Cash Flows - Three Months Ended March 31, 1997
            (unaudited) and March 31, 1996 (unaudited).....................3

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

Item 3.   Defaults Upon Senior Securities..................................9

Item 4.   Submission of Matters to a Vote of Security Holders..............9

Item 5.   Other Information................................................9

Item 6.   Exhibits and Reports on Form 8-K.................................9

                                        I

                                                           [HART\10Q:HRT33197]-4


                              HART INDUSTRIES, INC.
                                  Balance Sheet
                        As of March 31, 1997 (Unaudited)

                                                                                      March 31,
                                                                                         1997
                                                                                     (Unaudited)
                                                                                ---------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                      $                 520
                                                                                ---------------------
   Total Current Assets                                                                           520
                                                                                ---------------------
TOTAL ASSETS                                                                    $                 520
                                                                                =====================
Current Liabilities:
 Accounts payable and accrued expenses                                          $              75,965
 Due to affiliates                                                                            270,384
                                                                                ---------------------
   Total Current Liabilities                                                                  346,349
Stockholders' Deficiency:
 Common stock - par value $.01;  authorized 50,000,000 shares;
 1,730,960 shares issued and outstanding, as of March 31, 1997                                 17,310
 Additional paid-in capital                                                                 5,252,948
 Accumulated deficit                                                                       (5,616,087)
                                                                                ----------------------
   Total Stockholders' Deficiency                                                            (345,829)
                                                                                ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIENCY                                 $                 520
                                                                                ======================

              See accompanying notes to these financial statements

                                                           [HART\10Q:HRT33197]-4


                              HART INDUSTRIES, INC.
                            Statements of Operations
                           For the Three Months Ended
                       March 31, 1997 and 1996 (Unaudited)

                                                              For the Three Months Ended
                                                                       March 31,
                                                   ----------------------- ------------------------
                                                             1997                    1996
                                                   ----------------------- ------------------------
                                                          (Unaudited)             (Unaudited)
                                                   ----------------------- ------------------------

Costs and expenses:
 General and administrative                        $               54,144  $                 58,584
                                                   ----------------------- ------------------------
     Totals                                                        54,144                    58,584
                                                   ----------------------- ------------------------
Net loss                                           $              (54,144) $                (58,584)
                                                   ======================= =========================
Net loss applicable to
 common stock                                      $              (54,144) $                (58,584)
                                                   ======================= =========================
Net loss per common share                          $                (.031) $                  (.034)
                                                   ======================= =========================
Weighted average common
 shares outstanding                                              1,730,960                1,730,960
                                                   ======================= ========================

              See accompanying notes to these financial statements

                                                           [HART\10Q:HRT33197]-4


                              HART INDUSTRIES, INC.
                            Statements of Cash Flows
          For the Three Months Ended March 31, 1997 and 1996(Unaudited)

                                                                             Three Months Ended March 31,
                                                                              1997                   1996
                                                                    ------------------------ ---------------------
                                                                           (Unaudited)            (Unaudited)
                                                                    ------------------------ ---------------------

Operating activities:
  Net income (loss)                                                 $               (54,144) $            (58,584)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
      Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                        8,087                 7,447
         Due to affiliate                                                            46,335                51,123
                                                                    ------------------------ ---------------------
           Net cash provided (used) in operating activities                             278                   (14)
                                                                    ------------------------ ---------------------

Net increase (decrease) in cash and cash equivalents                                    278                   (14)

Cash and cash equivalents, beginning of period                                          242                    41
                                                                    ------------------------ ---------------------

Cash and cash equivalents, end of period                            $                   520  $                 27
                                                                    ======================== =====================

              See accompanying notes to these financial statements

                                                           [HART\10Q:HRT33197]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                 March 31, 1997

Note 1. Summary of Significant Accounting Policies and Business Activities

         Basis Of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The financial statements include the balance sheet and statements of operations and cash flows of Hart Industries, Inc. ("Company") as of March 31, 1997 and for the three month period then ended. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

                                                           [HART\10Q:HRT33197]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                 March 31, 1997

         Going Concern

         The Company  has  incurred  recurring  net  losses,  a working  capital deficiency, has limited liquid resources, and no current operations. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by an affiliate. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

         Reclassification of Prior Year Amounts

         To enhance comparability, the fiscal 1996 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1997.

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

                                                           [HART\10Q:HRT33197]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                 March 31, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

              Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

              There were no operations during the three months ended March 31, 1997. As a result there were no operating revenues or cost of revenues recorded during the three months ended March 31, 1997.

              The Registrant's general and administrative  expenses were $54,144 for the three months ended March 31, 1997, as compared to $58,584 for the same period last year. General and administrative expenses consisted primarily of continued professional services provided by consultants under professional advisory and management agreements.

         Liquidity and Capital Resources

              The Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $520 and $242 as of March 31, 1997, and December 31, 1996, respectively, and negative working capital of
         $345,829  and  $291,685 as of March 31,  1997,  and  December 31, 1996,
         respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the first three months of fiscal year 1997. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

              As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of March 31, 1997, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 1997. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

                                                           [HART\10Q:HRT33197]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                 March 31, 1997

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

                                                           [HART\10Q:HRT33197]-4

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

                                                           [HART\10Q:HRT33197]-4