Form 10-Q
period 1997-06-30
HART INDUSTRIES INC
filed 1998-11-02
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1997                  Commission File No.    0-12746

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

                         Yes               No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1997, there were 1,730,960 shares of the Registrant's $.01 par value common stock issued and outstanding.

                                                           [HART\10Q:HRT63097]-4

                              HART INDUSTRIES, INC.
                                      INDEX

                                                                           Page

                                     PART I

Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) ......................1

          Statements of Operations - Three and Six Months Ended
            June 30, 1997 and 1996 (unaudited).............................2

          Statements of Cash Flows - Six Months Ended June 30, 1997 (unaudited)
             and June 30, 1996 (unaudited).................................3

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

Item 3.   Defaults Upon Senior Securities..................................9

Item 4.   Submission of Matters to a Vote of Security Holders..............9

Item 5.   Other Information................................................9

Item 6.   Exhibits and Reports on Form 8-K.................................9


                                        I

                                                           [HART\10Q:HRT63097]-4


                              HART INDUSTRIES, INC.
                                  Balance Sheet
                         As of June 30, 1997 (Unaudited)

                                                                                       June 30,
                                                                                         1997
                                                                                     (Unaudited)
                                                                                ---------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                      $                   -
                                                                                ---------------------
   Total Current Assets                                                                             -
TOTAL ASSETS                                                                    $                   -
                                                                                =====================
Current Liabilities:
 Cass overdraft                                                                 $                  13
 Accounts payable and accrued expenses                                                         82,217
 Due to affiliates                                                                            318,849
                                                                                ---------------------
   Total Current Liabilities                                                                  401,079
Stockholders' Deficiency:
 Common stock - par value $.01;  authorized 50,000,000 shares;
 1,730,960 shares issued and outstanding, as of June 30, 1997                                  17,310
 Additional paid-in capital                                                                 5,252,948
 Accumulated deficit                                                                       (5,671,337)
                                                                                ----------------------
   Total Stockholders' Deficiency                                                            (401,079)
                                                                                ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $                   -
                                                                                ======================


              See accompanying notes to these financial statements

                                                           [HART\10Q:HRT63097]-4


                              HART INDUSTRIES, INC.
                            Statements of Operations
                       For the Three and Six Months Ended
                       June 30, 1997 and 1996 (Unaudited)

                                             For the Three Months Ended                    For the Six Months Ended
                                                      June 30,                                     June 30,
                                       --------------------------------------      ---------------------------------------
                                               1997               1996                    1997                 1996
                                            (Unaudited)        (Unaudited)             (Unaudited)          (Unaudited)
                                       ------------------- ------------------      ------------------  -------------------

Costs and expenses:
 General and administrative            $            55,250 $          64,111       $         109,394   $           122,695
                                       ------------------- ------------------      ------------------  -------------------
     Totals                                         55,250            64,111                 109,394               122,695
                                       ------------------- ------------------      ------------------  -------------------
Net loss                               $          (55,250) $         (64,111)      $        (109,394)  $          (122,695)
                                       =================== ==================      ==================  ====================
Net loss applicable to
 common stock                         $           (55,250) $         (64,111)      $        (109,394)  $          (122,695)
                                       =================== ==================      ==================  ====================
Net loss per common share              $            (.032) $          (.037)       $           (.064)  $             (.071)
                                       =================== ==================      ==================  ====================
Weighted average common
 shares outstanding                              1,730,960         1,730,960               1,730,960             1,730,960
                                       =================== ==================      ==================  ====================


              See accompanying notes to these financial statements

                                                           [HART\10Q:HRT63097]-4


                              HART INDUSTRIES, INC.
                            Statements of Cash Flows
           For the Six Months Ended June 30, 1997 and 1996 (Unaudited)

                                                                               Six Months Ended June 30,
                                                                              1997                   1996
                                                                    ------------------------ --------------------
                                                                           (Unaudited)            (Unaudited)
                                                                    ------------------------ --------------------

Operating activities:
  Net income (loss)                                                 $              (109,394) $           (122,695)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
      Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                       68,774                57,376
         Due to affiliate                                                            40,378                65,290
                                                                    ------------------------ --------------------
           Net cash provided (used) in operating activities                            (242)                  (29)
                                                                    ------------------------ ---------------------

Net increase (decrease) in cash and cash equivalents                                   (242)                  (29)

Cash and cash equivalents, beginning of period                                          242                    41
                                                                    ------------------------ --------------------

Cash and cash equivalents, end of period                            $                     -  $                 12
                                                                    ======================== ====================


              See accompanying notes to these financial statements

                                                           [HART\10Q:HRT63097]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                  June 30, 1997


Note 1. Summary of Significant Accounting Policies and Business Activities

         Basis Of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The financial statements include the balance sheet and statements of operations and cash flows of Hart Industries, Inc. ("Company") as of June 30, 1997 and for the three and six month periods then ended. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

                                                           [HART\10Q:HRT63097]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                  June 30, 1997

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

Note 2.           Business Condition

         The Company has experienced negative cash outflows from operating activities through 1992 and ceased operations in March 1992, prior to capital restructuring and change in management. Cash contributions from its then affiliate provided the financial support necessary for the Company to satisfy its obligations through 1992. Since January 1993, NuVen Advisors Inc., an affiliate ("NuVen"), has provided financial and administrative support for the Company's operations. The Company expects to receive continued financial and administrative support from NuVen until a new business opportunity is acquired or developed. As of the date of this Report, the Company has no operations, however, is continuing to seek new opportunities.

                                                           [HART\10Q:HRT63097]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                  June 30, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

              Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

              There were no operations during the three months ended June 30, 1997. As a result there were no operating revenues or cost of revenues recorded during the three months ended June 30, 1997.

              The Registrant's general and administrative  expenses were $55,250 for the three months ended June 30, 1997, as compared to $64,111 for the same period last year. General and administrative expenses consisted primarily of continued professional services provided by consultants under professional advisory and management agreements.

              Six Months Ended June 30, 1997 Compared to Six Months Ended June
             30, 1996

              The Registrant had no operations for the six months ended June 30, 1997 or 1996.

              The Registrant's total legal and professional fees and general and administrative expenses were $109,394 for the six months ended June 30, 1997, as compared to $122,695 for the same period last year. The decrease is primarily attributable to a slight reduction in the amount of professional services provided by consultants under professional advisory and management agreements.

         Liquidity and Capital Resources

              The Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $0 and $242 as of June 30, 1997, and December 31, 1996, respectively, and negative working capital of
         $401,079  and  $291,685 as of June 30,  1997,  and  December  31, 1996,
         respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the first six months of fiscal year 1997. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

                                                           [HART\10Q:HRT63097]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                  June 30, 1997

              As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of June 30, 1997, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 1997. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

                                                           [HART\10Q:HRT63097]-4

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                                  June 30, 1997

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

                                                           [HART\10Q:HRT63097]-4

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

                                                           [HART\10Q:HRT63097]-4