Form 10-Q
period 1997-09-30
HART INDUSTRIES INC
filed 1998-11-02
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997              Commission File No.    0-12746

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

                         Yes               No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As  of  September  30,  1997,   there  were  1,730,960  shares  of  the
Registrant's $.01 par value common stock issued and outstanding.

                                                           [HART\10Q:HRT93097]-3

                              HART INDUSTRIES, INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 (unaudited) .................1

          Statements of Operations - Three and Nine Months Ended
            September 30, 1997 and 1996 (unaudited)........................2

          Statements of Cash Flows - Nine Months Ended September 30, 1997
            (unaudited) and September 30, 1996 (unaudited).................3

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

Item 3.   Defaults Upon Senior Securities..................................9

Item 4.   Submission of Matters to a Vote of Security Holders..............9

Item 5.   Other Information................................................9

Item 6.   Exhibits and Reports on Form 8-K.................................9


                                        I

                                                           [HART\10Q:HRT93097]-3


                              HART INDUSTRIES, INC.
                                  Balance Sheet
                      As of September 30, 1997 (Unaudited)

                                                                                    September 30,
                                                                                         1997
                                                                                     (Unaudited)
                                                                                ---------------------

                                     ASSETS
Current Assets:
 Cash and cash equivalents                                                      $                 343
                                                                                ---------------------
   Total Current Assets                                                                           343
                                                                                ---------------------
TOTAL ASSETS                                                                    $                 343
                                                                                =====================
Current Liabilities:
 Accounts payable and accrued expenses                                          $              84,372
 Due to affiliates                                                                            348,064
                                                                                ---------------------
   Total Current Liabilities                                                                  432,436
Stockholders' Deficiency:
 Common stock - par value $.01;  authorized 50,000,000 shares;
 1,730,960 shares issued and outstanding, as of September 30, 1997                             17,310
 Additional paid-in capital                                                                 5,252,948
 Accumulated deficit                                                                       (5,702,351)
                                                                                ----------------------
   Total Stockholders' Deficiency                                                            (432,093)
                                                                                ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $                 343
                                                                                ======================


          See accompanying notes to these financial statements

                                                           [HART\10Q:HRT93097]-3


                              HART INDUSTRIES, INC.
                            Statements of Operations
                       For the Three and Nine Months Ended
                     September 30, 1997 and 1996 (Unaudited)

                                             For the Three Months Ended                    For the Nine Months Ended
                                                   September 30,                                 September 30,
                                       --------------------------------------      ---------------------------------------
                                               1997               1996                    1997                 1996
                                       ------------------- ------------------      ------------------  -------------------

                                            (Unaudited)        (Unaudited)             (Unaudited)          (Unaudited)
Costs and expenses:
 General and administrative            $            31,014 $          57,447       $         140,408   $           180,143
                                       ------------------- ------------------      ------------------  -------------------
     Totals                                         31,014            57,447                 104,408               180,143
                                       ------------------- ------------------      ------------------  -------------------
Net loss                               $          (31,014) $         (57,447)      $        (140,408)  $          (180,143)
                                       =================== ==================      ==================  ====================
Net loss applicable to
 common stock                          $          (31,014) $         (57,447)      $        (140,408)  $          (180,143)
                                       =================== ==================      ==================  ====================
Net loss per common share              $            (.018) $          (.033)       $           (.081)  $             (.104)
                                       =================== ==================      ==================  ====================
Weighted average common
 shares outstanding                              1,730,960         1,730,960               1,730,960             1,730,960
                                       =================== ==================      ==================  ====================


              See accompanying notes to these financial statements

                                                           [HART\10Q:HRT93097]-3


                              HART INDUSTRIES, INC.
                            Statements of Cash Flows
        For the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                              1997                   1996
                                                                    ------------------------ ---------------------
                                                                           (Unaudited)            (Unaudited)
                                                                    ------------------------ ---------------------

Operating activities:
  Net income (loss)                                                 $              (140,408) $           (180,143)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
      Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                       70,916                66,212
         Due to affiliate                                                            69,593               113,890
                                                                    ------------------------ ---------------------
           Net cash provided (used) in operating activities                             101                   (41)
                                                                    ------------------------ ---------------------

Net increase (decrease) in cash and cash equivalents                                    101                   (41)
                                                                    ------------------------ ---------------------

Cash and cash equivalents, beginning of period                                          242                    41
                                                                    ------------------------ --------------------

Cash and cash equivalents, end of period                            $                   343  $                  -
                                                                    ======================== ====================


              See accompanying notes to these financial statements

                                                           [HART\10Q:HRT93097]-3

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1997


Note 1. Summary of Significant Accounting Policies and Business Activities

         Basis Of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The financial statements include the balance sheet and statements of operations and cash flows of Hart Industries, Inc. ("Company") as of September 30, 1997 and for the three and nine month periods then ended. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

                                                           [HART\10Q:HRT93097]-3

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1997

         Going Concern

         The Company has incurred recurring net losses, has limited liquid resources, a working capital deficiency and no current operations. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by an affiliate. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

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

                                                           [HART\10Q:HRT93097]-3

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

              There were no operations during the three months ended September 30, 1997. As a result there were no operating revenues or cost of revenues recorded during the three months ended September 30, 1997.

              The Registrant's general and administrative expenses were $31,014 for the three months ended September 30, 1997, as compared to $57,447 for the same period last year. The decrease is primarily attributable to the renegotiation of advisory and management agreements.

         Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

              The Registrant had no operations for the nine months ended September 30, 1997 or 1996.

              The Registrant's total general and administrative expenses were $140,408 for the nine months ended September 30, 1997, as compared to $180,143 for the same period last year. The decrease is primarily attributable to the renegotiation of advisory and management agreements.

              The Registrant received no interest income for the nine months ended September 30, 1996 and the nine months ended September 30, 1997.

         Liquidity and Capital Resources

              The Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $343 and $242 as of September 30, 1997, and December 31, 1996, respectively, and negative working capital of $432,093 and $291,685 as of September 30, 1997, and December 31, 1996,
         respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the first nine months of fiscal year 1997. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

              As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of September 30, 1997, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 1997. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

                                                           [HART\10Q:HRT93097]-3

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

                                                           [HART\10Q:HRT93097]-3

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HART INDUSTRIES, INC.

Dated:   October 27, 1997               By:  /s/  Fred G. Luke
                                                  -----------------------------
                                                  Fred G. Luke,
                                                  President and Director

                                                           [HART\10Q:HRT93097]-3