Form 10-Q
period 1998-03-31
HART INDUSTRIES INC
filed 1998-11-02
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1998                 Commission File No.    0-12746

                              HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   87-0399267
                     (I.R.S. Employer Identification Number)

               4695 MacArthur Court, Ste. 530, Newport Beach, CA
                    (Address of principal executive offices)

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

                         Yes               No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1998, there were 1,730,960 shares of the Registrant's $.01 par value common stock issued and outstanding.

                                                           [HART\10Q:HRT33198]-4

                              HART INDUSTRIES, INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Condensed Balance Sheet - March 31, 1998 (unaudited) ............1

          Condensed Statements of Operations - Three Months Ended
            March 31, 1998 and 1997 (unaudited)............................2

          Condensed Statements of Cash Flows - Three Months Ended
            March 31, 1998 and 1997 (unaudited)............................3

          Notes to Condensed Financial Statements..........................4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................6

                                     PART II

Item 1.   Legal Proceedings................................................7

Item 2.   Changes In Securities............................................7

Item 3.   Defaults Upon Senior Securities..................................7

Item 4.   Submission of Matters to a Vote of Security Holders..............7

Item 5.   Other Information................................................7

Item 6.   Exhibits and Reports on Form 8-K.................................7


                                        I

                                                           [HART\10Q:HRT33198]-4


                              HART INDUSTRIES, INC.
                             Condensed Balance Sheet
                              As of March 31, 1998

                                                                                           March 31,
                                                                                              1998
                                                                                          (Unaudited)
                                                                                     ---------------------

ASSETS
Current Assets:
 Cash                                                                                $                 332
                                                                                     ---------------------
   Total Current Assets                                                                                332
                                                                                     ---------------------
TOTAL ASSETS                                                                         $                 332
                                                                                     =====================
Current Liabilities:
 Accounts payable and accrued expenses                                               $             103,414
 Due to affiliates                                                                                 402,252
                                                                                     ---------------------
   Total Current Liabilities                                                                       505,666
Stockholders' Deficiency:
 Common stock - par value $.01;  authorized 50,000,000 shares;
 1,730,960 shares issued and outstanding                                                            17,310
 Additional paid-in capital                                                                      5,252,948
 Accumulated deficit                                                                            (5,775,592)
                                                                                     ----------------------
   Total Stockholders' Deficiency                                                                 (505,334)
TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                                                        $                 332
                                                                                     ======================


         See accompanying notes to these condensed financial statements

                                                           [HART\10Q:HRT33198]-4


                              HART INDUSTRIES, INC.
                       Condensed Statements of Operations
                           For the Three Months Ended
                       March 31, 1998 and 1997 (Unaudited)

                                                               For the Three Months Ended March 31,
                                                        --------------------------------------------------
                                                                  1998                     1997
                                                        ------------------------ -------------------------

                                                               (Unaudited)              (Unaudited)
Costs and expenses:
 General and administrative                             $                 36,017 $                 54,144
                                                        ------------------------ ------------------------
     Totals                                                               36,017                   54,144
                                                        ------------------------ ------------------------
Net loss                                                $               (36,017) $                (54,144)
                                                        ======================== =========================
Net loss per common share                               $                (. 021) $                  (.031)
                                                        ======================== =========================
Weighted average common
 shares outstanding                                                    1,730,960                1,730,960
                                                        ======================== =========================


         See accompanying notes to these condensed financial statements

                                                           [HART\10Q:HRT33198]-4


                              HART INDUSTRIES, INC.
                        Condensed Statement of Cash Flows
              For the Three Months Ended March 31, 1998(Unaudited)

                                                                             Three Months
                                                                            Ended March 31,
                                                                        1998               1997
                                                                 ------------------  ---------------
                                                                     (Unaudited)
                                                                 ------------------  ---------------

Operating activities:
  Net income (loss)                                              $         (36,017)  $       (54,144)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
        Increase (decrease) from changes in:
           Accounts payable and accrued expenses                            90,328            (8,087)
           Due to affiliate                                                (54,046)           46,335
                                                                 ------------------  ---------------
           Net cash provided (used) in operating activities                    265               278
                                                                 ------------------  ---------------

Net increase (decrease) in cash and cash equivalents                           265               278

Cash and cash equivalents, beginning of period                                  67               242
                                                                 ------------------  ---------------

Cash and cash equivalents, end of period                         $             332   $            520
                                                                 ==================  ================


         See accompanying notes to these condensed financial statements

                                                           [HART\10Q:HRT33198]-4

                              HART INDUSTRIES, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 1998

Note 1. Summary of Significant Accounting Policies and Business Activities

         Basis Of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The unaudited condensed financial statements include the balance sheet and statements of operations and cash flows of Hart Industries, Inc. ("Company") as of March 31, 1998 and for the three month period then ended. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

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

                                                           [HART\10Q:HRT33198]-4

                              HART INDUSTRIES, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 1998

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

         Reclassification of Prior Year Amounts

         To enhance comparability, the fiscal 1997 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1998.

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

                                                           [HART\10Q:HRT33198]-4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

              Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

              There were no operations during the three months ended March 31, 1998. As a result there were no operating revenues or cost of revenues recorded during the three months ended March 31, 1998.

              The Registrant's general and administrative expenses were $36,017 for the three months ended March 31, 1998, as compared to $54,144 for the same period last year. The decrease is primarily attributable to the re-negotiation of advisory and management agreements.

         Liquidity and Capital Resources

              The Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $332 and $67 as of March 31, 1998, and December 31, 1997, respectively, and working capital deficiency of $505,334 and $469,317 as of March 31, 1998, and December 31, 1997,
         respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the first three months of fiscal year 1998. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

              As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of March 31, 1998, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 1998. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

                                                           [HART\10Q:HRT33198]-4

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

                                                           [HART\10Q:HRT33198]-4

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