Form 10-Q
period 1998-06-30
HART INDUSTRIES INC
filed 1998-11-02
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1998                   Commission File No.    0-12746

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

                         Yes               No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1998, there were 1,730,960 shares of the Registrant's $.01 par value common stock issued and outstanding.

                                                           [HART\10Q:HRT63098]-3

                              HART INDUSTRIES, INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Condensed Balance Sheet - June 30, 1998 (unaudited) .............1

          Condensed Statements of Operations - Three and Six Months Ended
            June 30, 1998 and 1997 (unaudited).............................2

          Condensed Statements of Cash Flows - Six Months Ended
            June 30, 1998 (unaudited) and June 30, 1997 (unaudited)........3

          Notes to Condensed Financial Statements (unaudited)..............4

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

Item 3.   Defaults Upon Senior Securities..................................9

Item 4.   Submission of Matters to a Vote of Security Holders..............9

Item 5.   Other Information................................................9

Item 6.   Exhibits and Reports on Form 8-K.................................9

                                        I

                                                           [HART\10Q:HRT63098]-3


                              HART INDUSTRIES, INC.
                             Condensed Balance Sheet
                         As of June 30, 1998 (Unaudited)

                                                                                   June 30, 1998
                                                                                     (Unaudited)
                                                                                ---------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                      $                 287
                                                                                ---------------------
   Total Current Assets                                                                           287
                                                                                ---------------------
TOTAL ASSETS                                                                    $                 287
                                                                                =====================
Current Liabilities:
 Accounts payable and accrued expenses                                          $             105,486
 Due to affiliates                                                                            429,717
                                                                                ---------------------
   Total Current Liabilities                                                                  535,203
Stockholders' Deficiency:
 Common stock - par value $.01;  authorized 50,000,000 shares;
 1,730,960 shares issued and outstanding, as of June 30, 1998                                  17,310
 Additional paid-in capital                                                                 5,252,948
 Accumulated deficit                                                                       (5,805,174)
                                                                                ----------------------
   Total Stockholders' Deficiency                                                            (534,916)
                                                                                ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $                 287
                                                                                ======================


         See accompanying notes to these condensed financial statements

                                                          [HART\10Q:HRT63098]-3


                              HART INDUSTRIES, INC.
                       Condensed Statements of Operations
                       For the Three and Six Months Ended
                       June 30, 1998 and 1997 (Unaudited)

                                             For the Three Months Ended                    For the Six Months Ended
                                                      June 30,                                     June 30,
                                       --------------------------------------      ------------------  -------------------
                                               1998               1997                    1998                 1997
                                       ------------------- ------------------      ------------------  -------------------

                                            (Unaudited)        (Unaudited)             (Unaudited)          (Unaudited)
Costs and expenses:
 General and administrative            $            29,582 $          55,250       $          65,599   $           109,394
                                       ------------------- ------------------      ------------------  -------------------
     Totals                                         29,582            55,250                  65,599               109,394
                                       ------------------- ------------------      ------------------  -------------------
Net loss                               $           (29,582)$         (55,250)      $         (65,599)  $          (109,394)
                                       =================== ==================      ==================  ====================
Net loss applicable to
 common stock                          $           (29,582)$         (55,250)      $         (65,599)  $          (109,394)
                                       =================== ==================      ==================  ====================
Net loss per common share              $            (.017) $          (.032)       $           (.038)  $             (.064)
                                       =================== ==================      ==================  ====================
Weighted average common
 shares outstanding                              1,730,960         1,730,960               1,730,960             1,730,960
                                       =================== ==================      ==================  ====================


         See accompanying notes to these condensed financial statements

                                                           [HART\10Q:HRT63098]-3


                              HART INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
           For the Six Months Ended June 30, 1998 and 1997 (Unaudited)

                                                                               Six Months Ended June 30,
                                                                              1997                   1996
                                                                    ------------------------ ---------------------
                                                                           (Unaudited)            (Unaudited)
                                                                    ------------------------ ---------------------

Operating activities:
  Net income (loss)                                                 $               (65,599) $           (109,394)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
      Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                       92,400                68,774
         Due to affiliate                                                           (26,581)               40,378
                                                                    ------------------------ --------------------
           Net cash provided (used) in operating activities                             220                  (242)
                                                                    ------------------------ ---------------------

Net increase (decrease) in cash and cash equivalents                                    220                  (242)
                                                                    ------------------------ ---------------------

Cash and cash equivalents, beginning of period                                           67                   242
                                                                    ------------------------ --------------------

Cash and cash equivalents, end of period                            $                   287  $                  -
                                                                    ======================== ====================


         See accompanying notes to these condensed financial statements

                                                           [HART\10Q:HRT63098]-3

                              HART INDUSTRIES, INC.
                     Notes to Condensed Financial Statements
                                  June 30, 1998

Note 1. Summary of Significant Accounting Policies and Business Activities

         Basis Of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The financial statements include the balance sheet and statements of operations and cash flows of Hart Industries, Inc. ("Company") as of June 30, 1998 and for the three and six month periods then ended. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

                                                           [HART\10Q:HRT63098]-3

                              HART INDUSTRIES, INC.
                     Notes to Condensed Financial Statements
                                  June 30, 1998

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

                                                           [HART\10Q:HRT63098]-3

                             HART INDUSTRIES, INC.
                     Notes to Condensed Financial Statements
                                  June 30, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

              Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

              There were no operations during the three months ended June 30, 1998. As a result there were no operating revenues or cost of revenues recorded during the three months ended June 30, 1998.

              The Registrant's general and administrative expenses were $29,582 for the three months ended June 30, 1998, as compared to $64,111 for the same period last year. The decrease is primarily attributable to the re-negotiation of advisory and management agreements.

              Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

              The Registrant had no operations for the six months ended June 30, 1998 or 1997.

              The Registrant's total general and administrative expenses were $65,599 for the six months ended June 30, 1998, as compared to $109,394 for the same period last year. The decrease is primarily attributable to the re-negotiation of advisory and management agreements.

         Liquidity and Capital Resources

              The Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $287 and $67 as of June 30, 1998, and December 31, 1997, respectively, and negative working capital of
         $534,916  and  $46,317 as of June 30,  1998,  and  December  31,  1997,
         respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the first six months of fiscal year 1998. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

                                                           [HART\10Q:HRT63098]-3

                             HART INDUSTRIES, INC.
                     Notes to Condensed Financial Statements
                                  June 30, 1998

              As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of June 30, 1998, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 1998. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

                                                           [HART\10Q:HRT63098]-3

                              HART INDUSTRIES, INC.
                     Notes to Condensed Financial Statements
                                  June 30, 1998

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

                                                           [HART\10Q:HRT63098]-3

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

                                                           [HART\10Q:HRT63098]-3