Form 10-Q
period 1998-09-30
HART INDUSTRIES INC
filed 1998-11-02
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1998              Commission File No.    0-12746

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

                         Yes               No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As  of  September  30,  1998,   there  were  1,730,960  shares  of  the
Registrant's $.01 par value common stock issued and outstanding.

                                                           [HART\10Q:HRT93098]-3

                              HART INDUSTRIES, INC.
                                      INDEX

                                                                           Page

                                     PART I

Item 1.   Financial Statements

          Condensed Balance Sheet - September 30, 1998 (unaudited) ........1

          Condensed Statements of Operations - Three and Nine Months Ended
            September 30, 1998 and 1997 (unaudited)........................2

          Condensed Statements of Cash Flows - Nine Months Ended
            September 30, 1998 (unaudited) and September 30, 1997
            (unaudited)....................................................3

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

Item 3.   Defaults Upon Senior Securities..................................9

Item 4.   Submission of Matters to a Vote of Security Holders..............9

Item 5.   Other Information................................................9

Item 6.   Exhibits and Reports on Form 8-K.................................9

                                        I

                                                           [HART\10Q:HRT93098]-3


                              HART INDUSTRIES, INC.
                             Condensed Balance Sheet
                      As of September 30, 1998 (Unaudited)

                                                                                    September 30,
                                                                                         1998
                                                                                     (Unaudited)
                                                                                ------------------------

ASSETS
Current Assets:
 Cash                                                                           $                   242
                                                                                ------------------------
   Total Current Assets                                                                              242
                                                                                ------------------------
TOTAL ASSETS                                                                    $                   242
                                                                                ========================
Current Liabilities:
 Accounts payable and accrued expenses                                          $              98,970
 Due to affiliates                                                                            465,444
                                                                                ------------------------
   Total Current Liabilities                                                                  564,414
Stockholders' Deficiency:
 Common stock - par value $.01;  authorized 50,000,000 shares;
 1,730,960 shares issued and outstanding                                                       17,310
 Additional paid-in capital                                                                 5,252,948
 Accumulated deficit                                                                       (5,834,430)
                                                                                ------------------------
   Total Stockholders' Deficiency                                                            (564,172)
                                                                                ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $                  242
                                                                                ========================

         See accompanying notes to these condensed financial statements

                                                           [HART\10Q:HRT93098]-3


                                               HART INDUSTRIES, INC.
                                         Condensed Statements of Operations
                                       For the Three and Nine Months Ended
                                      September 30, 1998 and 1997 (Unaudited)



                                             For the Three Months Ended                    For the Nine Months Ended
                                                   September 30,                                 September 30,
                                       --------------------------------------      ---------------------------------------
                                               1998               1997                    1998                 1997
                                       ------------------- ------------------      ------------------  -------------------
                                            (Unaudited)        (Unaudited)             (Unaudited)          (Unaudited)
                                       ------------------- ------------------      ------------------  -------------------

Costs and expenses:                    $                   $                       $                   $
 General and administrative                         30,812             31,014                  96,411            180,143
                                       ------------------- ---------------------   ------------------  -------------------
     Totals                                         30,812             31,014                  96,411             180,143
                                       ------------------- ------------------      ------------------  -------------------
Net loss                               $           (30,812)$         (31,014)      $         (96,411)  $         (180,143)
                                       =================== ==================      ==================  ===================
Net loss per common share              $            (.018) $           (.018)      $           (.056)  $            (.104)
                                       =================== ==================      ==================  ===================
Weighted average common
 shares outstanding                              1,730,960         1,730,960               1,730,960            1,730,960
                                       =================== ==================      ==================  ===================


         See accompanying notes to these condensed financial statements

                                                           [HART\10Q:HRT93098]-3


                              HART INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
        For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                              1998                   1997
                                                                    ------------------------ ---------------------
                                                                           (Unaudited)            (Unaudited)
                                                                    ------------------------ ---------------------

Operating activities:
  Net income (loss)                                                 $               (96,411) $           (140,408)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
      Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                        85,884                70,916
         Due to affiliate                                                             10,702                69,593
                                                                    ------------------------ ---------------------
           Net cash provided (used) in operating activities                              175                   101
                                                                    ------------------------ ---------------------

Net increase (decrease) in cash and cash equivalents                                     175                   101

Cash and cash equivalents, beginning of period                                            67                   242
                                                                    ------------------------ ---------------------

Cash and cash equivalents, end of period                            $                    242 $                 343
                                                                    ======================== =====================


         See accompanying notes to these condensed financial statements

                                                           [HART\10Q:HRT93098]-3

                              HART INDUSTRIES, INC.
                     Notes to Condensed Financial Statements
                               September 30, 1998

Note 1. Summary of Significant Accounting Policies and Business Activities

              Basis Of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The financial statements include the balance sheet and statements of operations and cash flows of Hart Industries, Inc. ("Company") as of September 30, 1998 and for the three and nine month periods then ended. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 1997. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

                                                           [HART\10Q:HRT93098]-3

                              HART INDUSTRIES, INC.
                          Notes to Financial Statements
                               September 30, 1998

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

                                                           [HART\10Q:HRT93098]-3

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Results of Operations

                  Three Months Ended September 30, 1998 Compared to Three Months
              Ended September 30, 1997

                  There  were  no  operations  during  the  three  months  ended
              September 30, 1998. As a result there were no operating revenues or cost of revenues recorded during the three months ended September 30, 1998.

                  The  Registrant's  general and  administrative  expenses  were
              $30,182 for the three months ended September 30, 1998, as compared to $31,014for the same period last year. General and administrative expensed consisted primarily of continued professional services provided by consultants under professional advisory and management agreements.

                  Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

                  The  Registrant  had no  operations  for the nine months ended
              September 30, 1998 or 1997. As a result, there were no operating revenues or cost of revenues recorded during the nine months ended September 30, 1998.

                  The  Registrant's  total general and  administrative  expenses were $96,411 for the nine months ended September 30, 1998, as compared to $180,143 for the same period last year. The decrease is primarily attributable to fewer professional services provided by consultants under professional advisory and management agreements.

              Liquidity and Capital Resources

                  The  Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $242 and $67 as of September 30, 1998, and December 31, 1997, respectively, and negative working capital of $564,202 and $469,317 as of September 30, 1998, and December 31, 1997, respectively. The increase in working capital deficiency is a direct result of the Registrant incurring continued professional, consulting and advisory services and other overhead during the first nine months of fiscal year 1998. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

                  As a result  of the  Registrant  having no  revenue  producing activities, the Registrant has limited cash and cash equivalents remaining as of September 30, 1998, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 1998. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

                                                           [HART\10Q:HRT93098]-3

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

                                                           [HART\10Q:HRT93098]-3

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HART INDUSTRIES, INC.



Dated:    November 6, 1998              By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke,
                                                  President and Director

                                                           [HART\10Q:HRT93098]-3