Form 10KSB
period 1998-12-31
HART INDUSTRIES INC
filed 1999-11-01
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)

  For the Fiscal Year Ended December 31, 1998 Commission file number 0-12746

                              HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                                Nevada 33-0661675
         (State of other jurisdiction of incorporation or organization)
                    (I.R.S. Employer Identification Number)

                         4695 MacArthur Court, Suite 530
                        Newport Beach, California 92660
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (949) 833-5380
                                  ____________
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___ No X

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

     The aggregate market value of the voting stock held by non-affiliates is not determinable as no average bid or asked prices of such stock have been available since the Registrant's stock was delisted from the National Association of Securities Dealers Small Cap MarketSM in June, 1993.

          Class               Number of Shares Outstanding at December 31, 1998
Common Stock, $.01 par value               1,730,960 shares

                      Documents Incorporated by Reference:


                                  None


                                                         [HART\10K:123198.KSB]-8

                                TABLE OF CONTENTS



                                     PART I

Item 1.   Business.............................................................1

Item 2.   Properties...........................................................2

Item 3.   Legal proceedings....................................................2

Item 4.   Submission of matters to a vote of security holders..................2

                                     PART II

Item 5.   Market for common equity and related stockholder matters ............3


Item 6.   Management's discussion and analysis of financial condition and results of operations................................................3

Item 7.   Financial statements.................................................4

Item 8.   Changes in and disagreements with accountants on accounting and financial disclosure.................................................5

                                    PART III

Item 9.   Directors, executive officers, promoters and control persons of the
          Registrant; compliance with section 16(a) of the Exchange Act........5

Item 10.  Executive compensation...............................................8


Item 11.  Security ownership of certain beneficial owners and management.......9

Item 12.  Certain relationships and related transactions......................11

                                     PART IV

Item 13.  Exhibits and reports on Form 8-K....................................11

                                                         [HART\10K:123198.KSB]-8

                                     PART I


ITEM 1.   BUSINESS

     Hart Industries, Inc. (the Company) was incorporated in the State of Utah in October, 1982. Its developmental activities through September 30, 1990 principally consisted of the negotiation of license agreements and incurring research and development costs, the development of a non-electric, water-powered dishwashers (the "Dishwasher Assets"), and later, an Underground Storage Tank Leak Detection System for use in petroleum storage applications.

     The Company's Dishwasher Assets did not develop beyond the prototype stage and in December 1990, the Dishwasher Assets were sold to an unrelated third party for a $3,000,000 promissory note. In 1991 and 1992, the Company negotiated a rescission of the sale due to the failure of the purchaser to commence production. In May 1993, the Company again sold its Dishwasher Assets to a second third party for $2,500,000 in the form of a promissory note. In August, 1994, the second note was canceled and the Dishwasher Assets were again returned to the Company. At that time the Company had plans to liquidate the Dishwasher Assets in order to raise working capital. The Board of Directors decided to abandon its attempts to sell the Dishwasher Assets and wrote them off in 1994.

     Commencing in 1988 through 1992, the Company attempted to develop an underground storage tank leak detection system (the Environmental Services) through a newly created Environmental Services Divi sion. This service was designed to meet the stringent regulations promulgated by the Environmental Protection Agency (EPA) in early 1989 covering pollution abatement caused by faulty underground storage tanks. The Company offered the Environmental Services, which included a complete tank package, to service station owners, small town municipalities and others who were not in compliance with the EPA's requirements. The Company also explored arrangements for the manufacture, sale, installation and insurance of its tanks, rather than acquiring the facilities, equipment and personnel necessary to perform such functions itself. The Environmental Services were discontinued in 1992.

     In May 1990, through its Environmental Services Division, the Company purchased for cash and stock a Transportable Sludge-Dewatering Treatment Unit ("TTU") to actively engage in pollution cleanup. Subsequent to the closing of the transaction, the seller of the TTU and two of its officers disputed the title to the equipment and process. The Company responded by filing a lawsuit in 1990, which was settled in 1992. The Environmental Services Division, through its TTU, generated revenues in 1990 of $403,000. No revenues associated with the TTU were generated subsequent to 1990. The use of the TTU stopped in December 1990 due to poor market conditions. The equipment was under contract to sell to a related party, however, the TTU was stolen in 1992 prior to its sale.

     Revenues during 1992 and 1991 of $73,000 and $496,000, respectively, were generated through the underground storage tank leak detection system of the Environmental Services Division.

     In October 1989, the Companys stockholders approved a decrease in the authorized number of shares of common stock from 100,000,000 to 10,000,000 by way of a one-for-ten (1:10) reverse stock split effective April 13, 1991 (the 1991 Reverse Split).


                                                         [HART\10K:123198.KSB]-8

     In July 1992, in exchange for 100,000 shares of its common stock, the Company acquired all the outstanding stock of MediLife Holdings Limited ("MediLife"), a British corporation. At the closing, the shareholders of MediLife represented that MediLife owned five nursing homes in the U.K.
Subsequent to the closing, the Company learned that MediLife's title to the nursing homes had not been perfected due to defects and ownership disputes (the "MediLife Claims"). Litigation ensued and, in July 1993, the Company assigned its contractual rights to the shares of MediLife and the underlying assets and certain causes of action against the MediLife shareholders to a third party in exchange for investment securities. In connection with this transaction, the purchaser of the MediLife shares effected a settlement of all outstanding litigation involving the MediLife claims.

     In July 1993, the Company acquired certain manufacturing assets (Manufacturing Assets), for shares of its common stock. The Manufacturing Assets acquired as part of this transaction were leased to a sign fabrication firm in Costa Mesa, California, for use in its business. The lease was secured by the Manufacturing Assets and was personally guaranteed by the principal shareholder of the Lessee. In 1994, the Company did not receive any lease revenues from the Lessee. Due to uncertainties as to their realizable value, the Manufacturing Assets were written off during 1994. The Company terminated the lease due to Lessees default and, in May, 1995, the Manufacturing Assets were sold at a public auction.

     Effective March 8, 1994 the Company reincorporated in the State of Nevada pursuant to a merger with a wholly-owned Nevada corporation following shareholder approval. As part of such reincorporation, every twenty (20) shares of the Company issued and outstanding prior to the reincorporation were automatically converted into one share of the Nevada corporation, the name of which remained Hart Industries, Inc. As a result, giving effect to the re-incorporation in Nevada, the Company, on the effective date of the merger, had 480,962 shares of its common stock issued and outstanding and 50,000,000 shares authorized.

     The Company is currently inactive and the day-to-day business affairs are handled by NuVen Advisors Limited Partnership (NuVen), Fred G. Luke, in his capacity as President of the Company, and various professional consultants. Current management is pursuing business opportunities in the equipment leasing industry and other industries, but no assurance can be given that the Company will be successful in acquiring any business opportunities, or if acquired what revenues might be provided from such operations.

ITEM 2.   PROPERTIES

     The Company's principal executive offices are located in shared leased premises of approximately 3,000 square feet in Newport Beach, California. These premises are occupied by the Company under an agreement with NuVen, an affiliate.

ITEM 3.   LEGAL PROCEEDINGS

     As of the date of this Report the Company is not a party to any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                                        [HART\10K:123198.KSB]-8

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock was traded on NASDAQ until June 7, 1993 when it was delisted. Bid prices of the Company's common stock are not available for 1998 and 1997 as the Companys common stock was delisted on June 7, 1993.

     Stockholders of Record

     The approximate number of holders of record of the Company's common stock as of the close of business on December 31, 1998 was approximately 840.

     Dividends

     The Company has never declared or paid any dividends on any class of its securities. The Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, to finance the conduct of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     There were no operations during 1998. As a result there were no revenues or cost of revenues recorded during 1998.

     Total general and administrative expenses decreased 22% from $177,632 in 1997 to $138,825 in 1998. The decrease is primarily attributed to the renewal of a management agreement wherefor NuVen provides certain professional and advisory services for the Company. The agreement was renewed effective July 1, 1997 with a change in the monthly fees from $10,000 per month to $3,500 per month. The agreement was again renewed effective January 1, 1998 with a change in the monthly fees from $3,500 per month to $3,000 per month.

     The Company is in its development stage and has incurred aggregate losses of $6,503,400 from its inception on October 29, 1982 through December 31, 1998.



                                                         [HART\10K:123198.KSB]-8

     In 1992, after difficulties involved in exploring arrangements for the manufacture, sale, installation and insurance of its Underground Storage Tank Leak Detection Systems (the Detection Systems), the Company discontinued its operations. The Detection Systems only generated revenues during 1992 and 1991. Total revenues from the Detection Systems during 1992 and 1991 were $73,000 and $496,000, respectively. The Company recorded a loss from discontinued operations of $1,801,727; no benefit for income taxes was recorded due to the uncertainty of the ultimate realization of the related tax asset.

     In July 1993, in conjunction with its equipment leasing activities, the Company acquired assets and the business known as Signpac from an unrelated party for 150,000 shares of the Companys common stock. The assets acquired were recorded at $313,474, the cost basis of the seller. The Company leased the assets acquired to an unrelated party who subsequently defaulted on the lease payments.

     During 1994, the Company charged $2,876,464 against income to write-off the Dishwasher Assets in the amount of $2,500,000, marketable securities in the amount of $750,000 and recorded a $251,564 write-down of the Signpac Assets to their salvage value due to impairments in the assets and uncertainties regarding their recoverability and marketability. Subsequently, in May 1995, the Signpac Assets were sold at auction resulting in a gain of $10,800.

Liquidity and Capital Resources

     The Company has incurred net losses and negative cash flows from operating activities. The Company had cash of approximately $197 as of December 31, 1998, respectively, and working capital deficiency of $606,586 as of December 31, 1998. The increase in working capital deficiency is a direct result of the Company having no operating revenues during the year ended December 31, 1998 to cover fees for professional services and other overhead that the Company has incurred. As of the date of this Report, the Company has no material commitments for capital expenditures or commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowings.

     As a result of the Company having no revenue producing activities, the Company had limited cash remaining as of December 31, 1998 to finance future operations. The Company has received financial support from NuVen, an affiliate, during fiscal 1998, and is dependent upon NuVen for future working capital. The Companys plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Companys existence is dependent upon continuing financial support from NuVen for the next 12 months. Such conditions raise substantial doubt about the Companys ability to continue as a going concern. As such, the Companys independent accountants have modified their report to include an explanatory paragraph with respect to such uncertainty.

ITEM 7.   FINANCIAL STATEMENTS

     Financial  statements  included elsewhere herein are referred to in Item 13
(a) and are listed in the Index to financial statements filed as a part of this Annual Report on Form 10-KSB.


                                                         [HART\10K:123198.KSB]-8

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     The auditing practice of Kang, Yu & Jun, A.C., resigned as the Companys independent accountant. Kang, Yu & Jun previously issued an unqualified report dated October 20, 1998, for the fiscal years ended December 31, 1997 and 1996 assuming the Company will continue as a going concern, which did not contain any adverse opinion or disclaimer of opinion, or any qualification as to uncertainty, audit scope or accounting principles. There were no disagreements with Kang, Yu & Jun on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     On July 14, 1999, the auditing practice of McKennon Wilson & Morgan, LLP was engaged to perform an audit of the Companys financial statements for the year ended December 31, 1998, included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

     The decision to change principal independent accountants was made by the Companys Board of Directors.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
          OF THE COMPANY; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      Identification of Directors and Executive Officers.

     The following table sets forth certain information concerning the Company's directors and executive officers:


                          Position Held               Date First
    Name          Age    with the Company        Elected or Appointed

Fred G. Luke       52   President               July 24, 1993 to Present
                        Director                July 24, 1993 to Present
Fred Graves Luke   77   Chief Financial Officer July 31, 1993 to April 21, 1996
                        Director                July 31, 1993 to Present
John L. Lawver     60   Chief Financial Officer January 1, 1997 to present

     All directors serve until the Company's next Annual Meeting of Shareholders and until their successors are elected and qualified. The Company's officers serve at the pleasure of the Board of Directors. The Board generally considers the status of the officers at the meeting of the Board following each Annual Meeting of Shareholders.

     Fred G. Luke is the son of Fred Graves Luke. Other than this father-son relationship, there are no family relationships between any director or officer of the Company and any other director or officer of the Company.


                                                         [HART\10K:123198.KSB]-8

(b)  Business Experience

     The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

     Fred G. Luke. Mr. Fred Luke has been a Director, Chairman and President of the Company since July 24, 1993. Mr. Luke has over twenty-nine (29) years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and Chief Executive Officer of NuOasis Resorts, Inc. (NuOasis), Chairman and President of NuVen Advisors, Inc., NuVen Advisors) formerly New World Capital, Inc. (New World), President and
Director of Virtual Enterprises, Inc. (VEI), Chairman and President of Diversified Land & Exploration Co. (DL&E). DL&E is a former publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Mr. Luke also served as Chairman and President of Group V Corporation (Group V), former subsidiary of NuOasis, which trades on the OTC Bulletin Board. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. (BNR). From 1991 through 1994 Mr. Luke served as the President and a Director of BNR. BNR is presently inactive. DL&E was formerly in the environmental services and natural gas processing business. VEI is a public company which was formerly traded on NASDAQ or the OTC Bulletin Board. NuOasis is a publicly held company whose shares are traded on the OTC Bulletin Board. NuOasis is a diversified holding company with overseas gaming and domestic pasta production subsidiaries. NuOasis Gaming is a publicly traded (OTC Bulletin Board) holding company with domestic gaming development activities. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including NuOasis, Group V, VEI and the Company pursuant to independent Advisory and Management Agreements. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of the Company. NuVen Advisors is a stockholder of Group V, DL&E, NuOasis and the Company, and is also a beneficial stockholder of VEI. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

     Fred Graves Luke. Mr. Fred Graves Luke served as a Director and Chief Financial Officer of the Company from July 31, 1993 and resigned his position as Chief Financial Officer of the Company on April 21, 1996. Mr. Luke also currently serves as Chairman of the Advisory Board of NuOasis. Prior to his association with the Company, Mr. Luke served as Chief Executive Officer of three private firms operating oil and gas properties from 1954 until his retirement in 1985. He received his B.A. and LLB Degrees from the University of Arizona and was admitted to the bar in the State of Arizona in 1950. Mr. Luke served in the U.S. Army Air Corp. in World War II as a pilot and served in the U.S. Air Force as a legal officer during the Korean War.


                                                         [HART\10K:123198.KSB]-8

(c)  Identification of Certain Significant Employees.

     None.

(d)  Family relationships

     Fred G. Luke is the son of Fred Graves Luke. Other than this father-son relationship, there are no family relationships between any director or officer of the Company and any other director or officer of the Company.

(e)  Involvement in Certain Legal Proceedings.

     During the past five years, no director or officer of the Company has:

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

(f)  Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports filed.

     Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from January 1, 1998 through December 31, 1998 all filing re quirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.



                                                         [HART\10K:123198.KSB]-8
                                        7

ITEM 10.  EXECUTIVE COMPENSATION

(a)       Summary Compensation Table.

     The following summary compensation table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's President and four most highly paid officers (Named Executive Officers). There were no officers who earned in excess of $100,000 per annum:


Name and Principal       Fiscal    Salary      Other Annual          Options
Position                  Year      ($)      Compensation ($)    Granted (#)(2)
Fred G. Luke              1998    54,000(1)        N/A                 N/A
 Chairman and President   1997    54,000(1)        N/A                 N/A
(4-93 to  Present)        1996    54,000(1)        N/A                 N/A


(1)  The accrued but unpaid value of base salary (cash and non-cash).

(2) Except for stock option plans, the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(b)  Stock Options

     Options to purchase 250,000 shares of common stock were issued on January 1, 1998 at an exercise price of $.10 per share. The exercise price was deemed fair value at the date of grant. The options are fully vested and expire on January 1, 2003. No options were exercised during 1998 and the following table sets forth as of December 31, 1998 all of the unexercised options for the Companys common stock:




                                                    Value of Unexercised
                           Number of Unexercised        In-the-Money
                           Option/SAR's at Fiscal     Options/SAR's at
                                 Year-End (#)        Fiscal Year-End ($)
                                 Exercisable/            Exercisable/           Exercise    Expiration
      Name                      Unexercisable            Unexercisable           Price         Date
Fred G. Luke, Chairman
 and President           1,000,000 Exercisable      -    Exercisable (1)(2)      .01        January 1, 2002
                         166,666 Exercisable        -    Exercisable (1)(2)      .01        August 1, 1999
Fred Graves Luke,
Director                 166,666 Exercisable        -    Exercisable (1)         .01        August 1, 1999
John Desbrow, former
Secretary and Director   166,666 Exercisable        -    Exercisable (1)         .01        August 1, 1999




                                                         [HART\10K:123198.KSB]-8
                                        8


                                                         Value of Unexercised
                             Number of Unexercised            In-the-Money
                            Option/SAR's at Fiscal          Options/SAR's at
                                 Year-End (#)            Fiscal Year-End ($)
                                Exercisable/                 Exercisable/        Exercise        Expiration
         Name                   Unexercisable                Unexercisable         Price             Date
Jon L.Lawver, Chief
Financial Officer and
Director                 166,666 Exercisable           -    Exercisable (1)         .01        January 1, 2003
NuVen Advisors           250,000 Exercisable           -    Exercisable (1)(2)      .10        January 1, 2003

____________________________________

     (1) As of the date of this Report the potential realizable value of each grant of options is not applicable due to a lack of a market price for the shares of common stock underlying the options.

     (2) Exercise price for Mr. Lukes options are 110% of net market value on August 1, 1995 of the Company. Since the Company had a negative book value on August 1, 1995, the exercise price is deemed to be $.01 per share.


(c)  Long-Term Incentive Plans Table

     There were no long-term incentive plans during the last three fiscal years.

(d)  Contracts with Named Executive Officer

     In January 1995, the Company entered into an employment agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 1996. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Companys common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Companys common stock at an exercise price per share at the estimated fair value of $.01 at date of grant. The options expired on August 1, 1999 with no amounts exercised. During 1997, the agreement was renewed effective January 1, 1998 for $54,000 annually. The Company expensed $54,000 during 1998, 1997 and 1996, each, and owed $216,000 to Mr. Luke as of December 31, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding ownership of the Company's common stock as of December 31, 1998. The table includes (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (b) each director, (b) each director individually, (c) the named executive officer, and (d) the directors and officers of the Company as a group. Unless otherwise indicated, the persons named in the table possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).

                                                         [HART\10K:123198.KSB]-8


                                                               Amount and
                                                                Nature of
                      Name and Address                         Beneficial
Title of Class        of Beneficial Owner                      Interest(1)    Percent of Class(2)
$.01 par value        Overseas Equity (UK) Limited
Common Stock          700-595 Howe Street
                      Vancouver, British Columbia
                      V6C 2T5                                    150,000              8.7%
                      NuVen Advisors Limited Partnership(3)
                      4695 MacArthur Court, Suite 530
                      Newport Beach, CA 92660                    750,000(3)(4)       52.0%

Directors and Officers

                      Fred G. Luke, President
                      and Director
                      4695 MacArthur Court
                      Suite 530
                      Newport Beach, CA 92660                    166,666(5)           9.6%

                      Fred Graves Luke, Director
                      4695 MacArthur Court
                      Suite 530
                      Newport Beach, CA 92660                    166,666(6)           9.6%

                      John D. Desbrow(2)(3)
                      Former Secretary and Director
                      2212 Dupont Drive
                      Suite U
                      Irvine, CA 92715                           166,666(6)           9.6%

                      All Officers and Directors as a
                              group                              1,249,998           61.9%


     (1) All shares have been adjusted to take into account the reincorporation of the Company and the resulting one-for-twenty share reverse stock split effective March 8, 1994.

     (2) Based on 1,730,960 shares outstanding, excluding 1,916,664 shares issuable under options.

     (3) In 1999 NuVen Advisors Inc., a Nevada corporation owned, beneficially, 93% by Fred G. Luke and 7% by Jon L. Lawver, sold substantially all of its Assets to NuVen Capital Limited Partnership, a Nevada Limited Partnership, of which Fred G. Luke is the General Partner. Following the transaction, NuVen Capital Limited Partnership changed its name to NuVen Advisors Limited
Partnership.   The   transaction   was   effected   as  a   tax-free   corporate
reorganization.

     (4) Excludes options for 250,000 common shares currently exercisable.

     (5) Excludes options for 1,166,666 common shares currently exercisable.

     (6) Excludes options for 166,666 common shares currently exercisable.



                                                         [HART\10K:123198.KSB]-8

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective January 1, 1994, the Company entered into an Advisory and Management Agreement (the Advisory Agreement) with NuVen Advisors Inc.
(Advisors), the predecessor of NuVen Advisors Limited Partnership, for the engagement of NuVen to perform professional and advisory services. As a result of the acquisition of the assets of Advisors by NuVen, the Advisory Agreement was assigned to and is currently serviced by NuVen. Pursuant to the Advisory Agreement, the Company is obligated to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears. Additionally, pursuant to the Advisory Agreement, the Company granted NuVen an option to purchase 250,000 shares of the Companys common stock exercisable at a price of $.10 per share. During 1996, the Advisory Agreement was renewed effective January 1, 1996 for up to $120,000 annually. Due to the minimal services performed by NuVen, the Company received a credit of $170,990 against amounts owed to NuVen and accordingly, the Company recorded a net credit of $50,990 during 1996. Effective July 1, 1997 and January 1, 1998, the Advisory Agreement was revised to $3,500 and $3,000 per month, respectively. The Company had $209,189 and $167,169 due to NuVen as of December 31, 1998 and 1997, respectively.


                                     PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Financial Statements

     The Financial Statements included in this Item are included elsewhere herein and are indexed on Page F-1, Index to Financial Statements.

(b)  Financial Statement Schedules

     None.

(c)  Exhibits

     Exhibit
     Number            Description

     3.1               Articles of Incorporation1

     3.2               Certificate of Amendment of Articles of Incorporation1

     3.3               Bylaws, as amended1

     3.4               Articles of Merger - Utah1

     3.5               Articles of Merger - Delaware1

     3.6               Articles of Merger - Nevada3

    10.12              Agreement with Overseas Equity (UK) Limited2



                                                         [HART\10K:123198.KSB]-8

    10.13 Merger Agreement with Casino Management of America, Inc., a Nevada corporation2

    10.14              Non-Qualified Stock Option Agreement with Fred G. Luke3

    10.15              Non-Qualified Stock Option Agreement with Fred Graves
                       Luke3

    10.16              Non-Qualified Stock Option Agreement with John D.
                       Desbrow3

    10.17              Eemployment Agreement with Fred G. Luke4

    10.20 Advisory and Management Agreement with NuVen Advisors, Inc., a Nevada Corporation4

    23                 Consent of Independent Accountants

    27                 Financial Data Schedule [Exhibit included herein]


1 Each of the foregoing exhibits is incorporated herein by reference to the Company's Form 10.

2 Each of the foregoing exhibits is incorporated herein by reference to the Company's 1993 Form 10K.

3 Each of the foregoing exhibits is incorporated herein by reference to the Company's 1994 Form 10KSB.

4 Each of the foregoing exhibits is incorporated herein by reference to the Company's 1995 Form 10KSB.

                                                         [HART\10K:123198.KSB]-8

                                   SIGNATURES



     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HART INDUSTRIES, INC.

Date:     October 27, 1999                       By:/s/Fred G. Luke
                                                 Fred G. Luke, President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                 HART INDUSTRIES, INC.

Date:     October 27, 1999                       By:/s/Fred G. Luke
                                                 Fred G. Luke, Director

Date:     October 27, 1999                       By:/s/Fred Graves Luke
                                                 Fred Graves Luke, Director

                                                         [HART\10K:123198.KSB]-8
                                       13

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                      Page
Description

Independent Auditors Report.................................................F-2

Independent Auditors Report.................................................F-3

Balance Sheet as of December 31, 1998........................................F-4

Statements of Operations for the Years Ended December 31, 1998 and 1997,
and the Period from October 29, 1982 (Inception) to December 31, 1998........F-5

Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1998 and 1997, and the Period from October 29, 1982 (Inception) to
December 31, 1998............................................................F-6

Statements of Cash Flows for the Years Ended December 31, 1998 and 1997,
and the Period from October 29, 1982 (Inception) to December 31, 1998........F-8

Notes to Financial Statements...............................................F-10

                                                            [HART\FIN:123198]-13

                          INDEPENDENT AUDITORS REPORT



Board of Directors and Stockholders
Hart Industries, Inc.



     We have audited the accompanying balance sheet of Hart Industries, Inc. (the Company) as of December 31, 1998, and the related statements of operations, stockholders equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the periods from October 29, 1982 (Inception) through December 31, 1997 were audited by other accountants, whose reports expressed unqualified opinions, assuming the Company would continue as a going concern.

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

     In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Hart Industries, Inc. as of December 31, 1998, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses from operating activities since its inception, has limited liquid resources and had negative working capital as of December 31, 1998. Managements plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/McKennon, Wilson & Morgan LLP
   Irvine, California

September 22, 1999















                                                            [HART\FIN:123198]-13

                          INDEPENDENT AUDITORS REPORT



Board of Directors and Stockholders
Hart Industries, Inc.



     We have audited the accompanying statements of operations and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hart Industries, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses and negative cash flows from operating activities since its inception, has limited liquid resources and had negative working capital as of December 31, 1997. Managements plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kang, Yu & Jun
   Cerritos, California

October 20, 1998

                                                            [HART\FIN:123198]-13

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                                  Balance Sheet
                                December 31, 1998





ASSETS
  Current Assets -
   Cash                                                            $        197
      Total current assets                                                  197
                                                                   $        197
LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current Liabilities:
   Accounts payable                                                $      7,736
   Accrued professional fees                                             17,150
   Income taxes payable                                                   8,280
   Other accrued liabilities                                              5,384
      Total current liabilities                                          38,550
  Due to affiliates                                                     501,189
      Total liabilities                                                 539,739
  Commitments and contingencies
  Stockholders' Deficit:
   Common stock $.01 par value, 50,000,000 shares
      authorized;  1,730,960 shares issued and outstanding               17,310
   Additional paid-in capital                                         5,946,548
   Deficit accumulated during development stage                      (6,503,400)
      Total stockholders' deficit                                      (539,542)
                                                                    $       197









              See accompanying notes to these financial statements.

                                                            [HART\FIN:123198]-13

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Operations



                                                                         Period from
                                          Year Ended December 31,     October 29, 1982
                                                                       (Inception) to
                                                                      December 31, 1998

                                                 1998        1997

Net revenues                                 $        -   $       -   $         -
Cost of revenues                                      -           -             -
                                                      -           -             -
Costs and expenses:
   General and administrative expenses          138,825     177,632       807,659
   Provision for write-down of property
      and equipment                                   -           -       251,564
   Impairment of Dishwasher Assets                    -           -     2,500,000
   Total costs and expenses                     138,825     177,632     3,559,223
Operating loss                                 (138,825)   (177,632)   (3,559,223)
Other income (expense):
   Interest income                                    -           -        96,750
   Gain on sale of assets                             -           -        10,800
   Loss on sale of assets                             -           -      (500,000)
   Impairment of investments                          -           -      (750,000)
   Total other income (expense)                       -           -    (1,142,450)
Loss from continuing operations                (138,825)   (177,632)   (4,701,673)
Loss from discontinued operations,
   net of tax of $0.                                -           -      (1,801,727)
Net loss                                     $ (138,825) $ (177,632)  $(6,503,400)
Basic and diluted loss per share:
  Continuing operations                      $     (.08) $     (.10)
  Discontinued operations
  Net loss                                   $     (.08) $     (.10)
Weighted average common shares
   outstanding                                1,730,960   1,730,960



              See accompanying notes to these financial statements.

                                                            [HART\FIN:123198]-13

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                   Statements of Stockholders Equity (Deficit)

                 For the Years Ended December 31, 1998 and 1997
                and the Period from October 29, 1982 (Inception)
                            Through December 31, 1998

                                                                                               Deficit
                                                                                             Accumulated
                                                                                                During
                                                                Common Stock                   Development
                                                            Shares     Amount      APIC           Stage           Total

Common stock issued on October 29, 1982 to
   founders at $.004 per share for cash                     11,250   $     112  $     2,888    $       -        $    3,000

Common stock issued in May 1983 for $.006 per
   share in exchange for cash                               22,500         225       26,891            -            27,116

Common stock issued on June 20, 1983 for $.07 per
   share in exchange for all the outstanding Hart
   Industries (UK) Ltd.                                      3,500          35       46,065            -            46,100

Common stock issued on September 21, 1983 for $.06
   per share for the acquisition of Transmeridian Gas
   and Oil Company                                          60,038         600      678,539            -           679,139

Common stock issued in May 1984, November 1984,
   August 1985, September 1985, and August 1987
   for technology rights with no value                      31,250         313         (313)           -                 -

Capital contributed during 1983 and 1984 for $32,500
   and $71,000, respectively, for services                       -           -      103,500            -           103,500

Acquisition of minority interest in subsidiary of
   Transmeridian Gas and Oil Company on September
   21, 1983                                                      -           -       40,078            -            40,078

Common stock issued to an affiliate in June 1984,
   August 1986, December 1988, and December 1990
   for $.10 to $.88 per share in exchange for
   satisfaction of debt                                     57,564         576    2,156,322            -         2,156,898

Common stock issued during 1986 and 1994 for $.41
   and $.01 per share, respectively, for services          501,048       5,011       48,739            -            53,750

Common stock issued in June 1986 for $.29 per share
   in connection with the dissolution of Hart
   Industries (UK) Ltd.                                        118                    6,867            -             6,868

Common stock issued on August 19, 1986 and January
   30, 1987 for $.19 and $.16 per share, respectively,
   for molds and tooling                                    26,192         262      880,738            -           881,000

Common stock canceled during 1986                                          (25)          25            -                 -

Common stock issued on June 7, 1988 for $.20 per
   share in exchange for cash                                3,750          37      149,963            -           150,000


             See accompanying notes to these financial statements.


                                                            [HART\FIN:123198]-13
                                       F-6

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
            Statements of Stockholders Equity (Deficit) (Continued)

                  Common Stock Common StockDeficit Common Stock


                                                                                               Deficit
                                                                                             Accumulated
                                                                                                During
                                                                Common Stock                 Development
                                                            Shares       Amount      APIC      Stage           Total

Common stock issued on December 1, 1988 and
   December 15, 1989 for $.31 per share in exchange
   for satisfaction of debt                                     10,500     105       656,145             -          656,250

Common stock issued in June 1990 for $.28 per share
   for equipment                                                 5,750      58       321,942             -          322,000

Common stock issued in July 1992 for $.38 per share for
100% ownership of Medilife Holdings, Ltd.                      100,000   1,000       749,000             -          750,000

Transfer of assets to affiliate for satisfaction of debt             -       -      (469,042)            -         (469,042)

Other                                                                -       -             -        28,966           28,966

Common stock issued on July 1, 1993 for $.10 per
   share for property and equipment                            150,000   1,500        311,974             -          313,474

Common stock issued on August 31, 1996 for $.23 per
   share for conversion of debt due affiliates                 750,000   7,500        167,627             -          175,127

Net loss for the period from October 29, 1989
   (inception) through December 31, 1996                             -       -              -    (6,215,909)      (6,215,909)

Balance at December 31, 1996                                 1,730,960  17,310      5,877,948    (6,186,943)        (291,685)

Net loss                                                             -       -              -      (177,632)        (177,632)

Balance at December 31, 1997                                 1,730,960  17,310      5,877,948    (6,364,575)        (469,317)

Contribution from shareholder                                        -       -         68,600             -           68,600

Net loss                                                             -       -              -      (138,825)        (138,825)

Balance at December 31, 1998                                 1,730,960 $17,310   $  5,946,548  $ (6,503,400)     $  (539,542)














              See accompanying notes to these financial statements.

                                                            [HART\FIN:123198]-13
                                       F-7

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Cash Flows

                                                                                                      Period
                                                                                                  From October 29,
                                                                                                       1982
                                                                    Year Ended December 31,       (Inception) to
                                                                                                    December 31,
                                                                     1998        1997                  1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $    (138,825)    $  (177,632)   $  (6,503,400)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                       -               -          224,503
      Loss from return of defective products                              -               -          241,996
      Loss on sale of assets                                              -               -          500,000
      Gain on sale of assets                                              -               -          (10,800)
      Interest expense on note payable to affiliate                       -               -          229,724
      Capital contributed for services                                    -               -          103,500
      Common stock issued for services                                    -               -           53,750
      Gain on liquidation of subsidiary                                   -               -         (108,861)
      Impairment of Dishwasher Assets                                     -               -        2,500,000
      Provision for write-down of property and equipment                  -               -          251,564
      Impairment of investments                                           -               -          750,000
      Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable                       1,296            (370)           7,736
        Increase in accrued professional fees                        15,650               -           17,150
        Increase in income taxes payable                              8,280               -            8,280
        Increase in other accrued liabilities                           238               -            5,384

        Net cash used in operating activities                      (113,361)       (178,002)      (1,729,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                     -               -         (858,592)
Acquisition of patents and trademarks                                     -               -         (122,778)
Disposal of assets                                                        -               -          112,647

      Net cash used in investing activities                               -                         (868,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to affiliates                                        44,891         177,827          501,189
Net proceeds from issuance of common stock                                -               -          180,116
Net borrowings on note payable                                            -               -        1,848,489
Contribution from shareholder                                        68,600               -           68,600

      Net cash provided by financing activities                     113,491         177,827        2,598,394

        Net increase (decrease) in cash                                 130            (175)             197

        Cash at beginning of period                                      67             242                -

        Cash at end of period                                     $     197     $        67    $         197


              See accompanying notes to these financial statements.

                                                            [HART\FIN:123198]-13

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                      Statements of Cash Flows (Continued)



                                                                                                           Period From
                                                                                                        October 29, 1982
                                                                          Year Ended December 31,       (Inception) to
                                                                                                        December 31, 1998
                                                                            1998        1997
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Acquisition of Transmeridian Gas and Oil Company in exchange
   for common stock                                                    $       -     $        -          $   679,139

Acquisition of Hart (UK) in exchange for common stock                  $       -     $        -          $    46,100

Common stock issued in dissolution of subsidiary                       $       -     $        -          $     6,868

Common stock issued for assets                                         $       -     $        -          $ 2,266,474

Common stock issued for services                                       $       -     $        -          $    53,750

Common stock issued for satisfaction of note payable to affiliate      $       -     $        -          $ 2,332,025

Common stock issued for forgiveness of long-term note payable          $       -     $        -          $   656,250

Equipment acquired by long-term note payable and capital leases        $       -     $        -          $ 1,969,817

Long-term liabilities assumed on liquidation of subsidiary             $       -     $        -          $   944,016

Assets acquired on liquidation of subsidiary                           $       -     $        -          $ 1,374,853

Assets issued for payments of note payable                             $       -     $        -          $   469,042





















              See accompanying notes to these financial statements.

                                                            [HART\FIN:123198]-13

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          Notes to Financial Statements


Note 1 - Organization and Business

Organization

     Hart Industries, Inc. (the Company) was originally incorporated on October 29, 1982 (Inception) in the state of Utah. The Company was involved in certain research and development activities from Inception through September 1990. From 1983 to 1986, the Company was involved in the development of a non- electric, water-powered dishwasher (Dishwasher Assets). The Dishwasher Assets did not develop beyond the prototype stage and, in 1993, they were sold. In 1988, the Company pursued operations of an Underground Storage Tank Leak Detection System (Detection System) for use in petroleum storage applications through its newly created Environmental Services Division (ESD). The ESD was also involved in sludge de-watering through its Transportable Treatment Unit (TTU), which the Company obtained in 1990. The TTU commenced operations in 1990, however, poor market conditions forced the cessation of its operations later that year. In July 1992, the Company acquired all the outstanding stock of Medilife Holdings Limited (Medilife), which owned nursing homes in the United Kingdom. In July 1993, upon ensuing litigation, the Company assigned its contractual rights to the shares of Medilife and the underlying assets and certain causes of action against the Medilife shareholders to a third party in exchange for investment securities. In 1993, the Company acquired sign fabrication assets and commenced equipment leasing activities. Difficulties in securing viable leases terminated these activities and in 1995, the assets were sold. Beginning December 1992, the Company has had no operations and, accordingly, is a company in the development stage. Management has been pursuing business opportunities in the equipment leasing industry and other industries.

Reorganization

     Effective March 8, 1994, the Company reorganized via a merger with a newly formed Nevada corporation whose name became Hart Industries, Inc. at the effective date. The merger agreement was approved by the Company's stockholders at the annual meeting held on January 18, 1994. Under the merger agreement each shareholder received one (1) share in the Nevada corporation for every 20 shares held in the Company. As a result of the merger, the number of authorized shares of common stock increased from 10,000,000 to 50,000,000 while retaining the same $.01 par value. All share and per share amounts have been restated to give effect to the merger. The merger was accounted for at historical bases in a manner similar to a pooling- of-interests.

Note 2 - Significant Accounting Policies

Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses from operating activities since Inception. This is a direct result of the Company having no operating revenues to cover fees for professional services and other overhead that the Company has incurred. The Company has received financial support from NuVen Advisors, Inc. (NuVen), an affiliate as discussed in Note 6, since 1994 and is dependent upon NuVen for future working capital. The Companys plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Companys existence is dependent upon continuing financial support from NuVen for at least the next 12 months. Such conditions raise substantial doubt about the Companys ability to continue as a going concern.

                                                            [HART\FIN:123198]-13
                                      F-10

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)

Note 2 - Significant Accounting Policies (continued)

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

Provision for Income Taxes

     The Company accounts for its income taxes under an asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

     The Companys net deferred tax assets at December 31, 1998, consist of net operating loss carryforwards amounting to approximately $6.5 million. At December 31, 1998, the Company provided a 100% valuation allowance for these net operating loss carryforwards totaling approximately $2.2 million. During the years ended December 31, 1998 and 1997, the Companys valuation allowance increased $47,000 and $60,000, respectively.

     The difference between the tax benefit assuming a Federal rate of 34% and amounts recorded in the financial statements of 0% is the result of the Company recording a 100% valuation allowance for its deferred tax assets.

     As a result of a change in ownership that occurred in 1994, the Companys use of net operating loss carry forwards may be limited by section 382 of the Internal Revenue Code until such net operating loss carryforwards expire. Deferred tax assets have been computed using the maximum expiration terms of 15 and 5 years for federal and state tax purposes, respectively.

Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.







                                                            [HART\FIN:123198]-13
                                      F-11

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)


Note 2 - Significant Accounting Policies (continued)

Loss Per Common Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share (EPS). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. The Companys capital structure is not complex and adoption had no impact on prior amounts reported. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. All per share amounts are reported, as adjusted, after the merger and resulting reverse stock split.

     Options to purchase 1,915,998 shares of common stock were outstanding as of December 31, 1998. The effect of these stock options granted but not exercised has been excluded in the accompanying statements of operations as the effect would have been anti-dilutive.

Reclassification of Prior Year Amounts

     To enhance comparability, the 1997 and Inception through December 31, 1998 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in 1998.

Financial Instruments

     At December 31, 1998, the Company has no material assets considered financial instruments. Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities.

Issuance of Common Stock

     From time to time and in the ordinary course of business, the Company issues common stock for assets, services and to reduce debt. These issuances have been recorded in accordance with APB 16 at the fair market value of the stock issued, or the fair market value of the assets acquired, services provided, or debt forgiven, whichever value is more clearly evident.

Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income, as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company had adopted the provisions of this statement during 1998, with no impact on the accompanying financial statements.


                                                            [HART\FIN:123198]-13
                                      F-12

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)




Note 2 - Significant Accounting Policies (continued)

Disclosures about Segments of an Enterprise and Related Information

     In June 1997, the FASB issued SFAS No. 131, Disclosures of an Enterprise and Related Information. The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company adopted the provisions of this statement for 1998. These disclosure requirements will not impact the Company's financial position or results of operations. At December 31, 1998, the Company had no identifiable assets or operations constituting a segment as defined by this statement.

Stock-based Compensation

     The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS 123 had been applied.

Discontinued Operations

     As mentioned in Note 1, the Company began operation of a Detection System for use in petroleum storage applications through its newly created
Environmental Services Division. The Company explored arrangements for the manufacture, sale, installation and insurance of its tanks, rather than acquiring the facilities, equipment and personnel necessary to perform such functions itself.

     In 1992, after difficulties involved in exploring arrangements for the manufacture, sale, installation and insurance of its Detection Systems, the Company discontinued its operations. The accompanying financial statements reflect losses from discontinued operations and the related loss per share. No income tax benefit was netted against such losses due to uncertainty about realization of the related deferred tax asset. Revenues generated from the Detection System during 1992 and 1991 were $73,000 and $496,000, respectively. Other disclosures required under generally accepted accounting principles are not considered meaningful to the readers of these financial statements.


                                                            [HART\FIN:123198]-13
                                      F-13

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)




Note 3 - Impairment of Assets

Dishwasher Assets

     As mentioned in Note 1, the Companys various activities included, among others, to develop, manufacture, and sell a non-electric dishwasher. Activities related to the Dishwasher Assets primarily consisted of research and development and attempts to sell the rights to the assets for royalty fees. In 1993, the Company sold all the tools, dies and technology of the Dishwasher Assets to NuVen for a $2,500,000 promissory note. In 1994, NuVen and the Company mutually agreed to a cancellation of the promissory note in exchange for the return of the Dishwasher Assets to the Company. In addition, the Company decided to abandon its attempts to sell the Dishwasher Assets and wrote them off. The discontinued activities of the Dishwasher Assets do not constitute a segment of a business, but rather, normal shifting of product emphasis incident to the continuing operations of the Company. As such, losses from such discontinuance have not been reported as losses from discontinued operations in the accompanying financial statements.

Investments in Securities

     In connection with an acquisition agreement with the shareholders of MediLife, executed in 1992, the Company obtained securities with a fair market value of $750,000. As a result of a decline in value, the Company elected to maintain a valuation reserve of $625,000. Subsequently, due to an additional decline in value of and the lack of a market for such securities, the Company wrote off the balance of $125,000 in 1994.

Note 4 - Sale of Leasing Equipment

     In July 1993, the Company acquired certain manufacturing assets, and in conjunction with its equipment leasing activities, leased the assets to a third party. Due to uncertainties as to their realizable value, the assets were written down to $61,910 during fiscal year 1994. The Company terminated the lease due to the lessees default, and in May 1995, sold the assets at auction for $72,710, resulting in a gain of $10,800 during fiscal year 1995.

Note 5 - Stockholder Transactions

Common Stock Issuances

     In August 1986, January 1987, June 1990, and July 1993, the Company issued a total of 181,942 shares of common stock for $.19, $.16, $.28, and $.10 per share, respectively, in connection with the acquisition of certain identifiable fixed assets. The values of the stock issued were determined to be the fair market value of the assets acquired on the dates of acquisition, or a total of $1,516,474.

                                                            [HART\FIN:123198]-13
                                      F-14

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)

Note 5 - Stockholder Transactions (continued)

     In July 1992, the Company issued 100,000 shares of common stock for $.38 per share in connection with the acquisition of securities (see Note 3).

     At various times since inception, the Company issued a total of 501,048 shares of common stock to certain individuals and businesses for services rendered. These issuances were valued at the fair market value of the stock or services rendered, whichever was more clearly evident (see Note 2). The aggregate value of these issuances was $53,750. The range in value of such shares was $.41 in 1986 to $.01 in 1994.

     During fiscal years 1989 and 1988, the Company issued a total of 10,500 shares of common stock as payment for debt payable to unaffiliated third parties in the amount of $656,250.

     At various times since inception, the Company issued 807,564 shares of common stock in satisfaction of debt payable to affiliated parties in the amount of $2,332,025. The range in value of such shares was $.88 in 1984, $.19 in 1986, $.31 in 1988, $.10 in 1990, and $.23 in 1994.

     On June 20, 1983, the Company issued 3,500 shares of common stock for all the outstanding common stock of Hart Industries (UK) Ltd. in an acquisition transaction accounted for as a pooling-of-interests. The value of the net assets received was $46,100. Subsequently, on June 6, 1986, Hart Industries (UK) Ltd. declared bankruptcy and began liquidation of its assets to settle its outstanding liabilities. The Company issued an additional 118 shares of common stock valued at $6,868 in connection with the dissolution.

     On September 21, 1983, the Company issued 60,038 shares of common stock for all the outstanding common stock of Transmeridian Gas and Oil Company in an acquisition transaction accounted for at historical bases similar to a pooling-of-interests. The value of the net assets acquired was $679,139.

Common Stock Purchase Options

     From time to time, the Companys Board of Directors grant options to purchase its common stock. The exercise prices have been determined by the Board of Directors based on fair value of the underlying common stock at the date of grant.

     In January 1994, the Company adopted the Nonqualified Stock Option Plan (the Plan). The Plan expired on August 1, 1999. The Plan provided that certain non employee directors of the Company be granted 166,666 shares of the Companys common stock fully vested and exercisable upon grant. As of December 31, 1998, the Company had 499,998 shares outstanding at an exercise price of $.01 per share. No options were exercised during the periods presented.

     The Company has elected to account for its stock-based compensation to its sole employee under APB 25. As of December 31, 1998, the potential realizable value of each grant of options is not significant

                                                            [HART\FIN:123198]-13
                                      F-15

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)

Note 5 - Stockholder Transactions (continued)

due to a lack of a market price for the shares of common stock underlying the options. As such, the pro forma disclosures required by FAS 123 would not cause the pro forma information to be materially different from the historical information.

     In connection with an employment agreement, the Company issued options to purchase 1,000,000 shares of common stock at an exercise price of $.01 per share. The options expire on January 1, 2002 and no options have been exercised.

     In connection with an Advisory and Management Agreement with NuVen Advisors, the Company issued options to purchase 250,000 shares of common stock at an exercise price of $.10 per share on January 1, 1998. The options are fully vested and expire on January 1, 2003. Using the minimum value method, the value of such stock options is not significant.

     In connection with two consulting agreements, the Company issued options to purchase 166,666 shares each of common stock, each, at an exercise price of $.01 per share. The options are fully vested and expire on August 1, 1999 and January 1, 2003, respectively. Using the minimum value method, the value of such stock options is not significant.

Note 6 - Related Party and Other Transactions

     Effective January 1, 1998, the Company entered into an advisory and management agreement with NuVen to perform administrative, human resource and merger/acquisition services. Pursuant to such agreement, the Company agreed to pay NuVen $36,000 annually, payable monthly in $3,000 increments in arrears, and granted NuVen an option to purchase 250,000 shares of the Companys common stock exercisable at a price of $.10 per share. The Company expensed $36,000, and $81,000 during fiscal 1998 and 1997, respectively, and had $209,189 due to NuVen as of December 31, 1998.

     In January 1995, the Company entered into an employment agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 2000. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share of $.01 (Note 5). No cash payments were made to Mr. Luke by the Company during the years 1998 and 1997 for services provided. The Company expensed $54,000 during 1998 and 1997, each, and had $216,000 due to Mr. Luke as of December 31, 1998. Mr. Luke expects to satisfy such obligation through the issuance of common stock.

     Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer. Pursuant to the agreement the Company agreed to pay Mr. Dong $12,000 per year in cash or in the Companys common stock payable in arrears, and granted him an option to purchase 166,000 shares

                                                            [HART\FIN:123198]-13
                                      F-16

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)

Note 6 - Related Party and Other Transactions (continued)

of the Company's common stock at an exercise price of $.01 per share (Note 5). Effective July 1, 1997, Mr. Dong resigned as Chief Financial Officer and continues to perform services as an advisor on a month to month basis. No cash payments were made to Mr. Dong by the Company during 1998 and 1997. The Company expensed $12,000 in 1998 and 1997, each, and had $40,000 due to Mr. Dong as of December 31, 1998.

     On January 1, 1997, the Company entered into a consulting agreement with Mr. J.L. Lawver, pursuant to which Mr. Lawver is to perform advisory services. Pursuant to the agreement the Company agreed to pay Mr. Lawver $12,000 per year in cash or in the Companys common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Companys common stock at an exercise price of $.01 per share. No cash payments were made to Mr. Lawver by the Company during 1998 and 1997. The Company expensed $12,000 in 1998 and 1997, each, and had $36,000 due to Mr. Lawver as of December 31, 1998.


                                                            [HART\FIN:123198]-13
                                      F-17

                                                                      EXHIBIT 23



                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Hart Industries, Inc.


     We hereby consent to the incorporation by reference of our report dated October 20, 1998, for the year ended December 31, 1997, appearing on page F-3 in the Annual Report on Form 10-KSB for the year ended December 31, 1998.


                                                                  Kang, Yu & Jun

Cerritos, California
October 27, 1999