Form 10QSB
period 1999-03-31
HART INDUSTRIES INC
filed 1999-12-10
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1999                     Commission File No. 0-12746

                             HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                        33-0661675
(State or other jurisdiction
of incorporation or organization)        (I.R.S. Employer Identification Number)


            4695 Macarthur Court, Suite 530, Newport Beach, Ca 92660
               (Address of Principal Executive Offices including Zip Code)

                                 (949) 833-2094
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes   X     No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of November 29, 1999, there were 1,730,960 shares of the Registrant's $ .01 par value common stock issued and outstanding.

                                         [H:\EE\FILING\HRCT\10qsb\33199.qsb.wpd]

                              HART INDUSTRIES, INC.
                                      INDEX



                                                                            Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheet - March 31, 1999 (unaudited)...........................1

          Statements of Operations - Three Months Ended
             March 31, 1999 and 1998 (unaudited)...............................2

          Statements of Stockholders' Equity (Deficit) - Three Months Ended
             March 31, 1999 (unaudited)........................................3

          Statements of Cash Flows - Three Months Ended
             March 31, 1999 and 1998 (unaudited)...............................4

          Notes to Financial Statements........................................5


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations........................8



                                     PART II

Item 1.   Legal Proceedings....................................................9

Item 2.   Changes In Securities................................................9

Item 3.   Defaults Upon Senior Securities......................................9

Item 4.   Submission of Matters to a Vote of Security Holders..................9

Item 5.   Other Information....................................................9

Item 6.   Exhibits and Reports on Form 8-K.....................................9

          Signatures..........................................................10

                                        I

                                         [H:\EE\FILING\HRCT\10qsb\33199.qsb.wpd]

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                                  Balance Sheet
                              As of March 31, 1999
                                   (Unaudited)

ASSETS

Current assets:
   Cash                                    $           152

         Total current assets                          152

                                           $           152

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                        $         7,736
   Accrued professional fees                        17,150
   Income taxes payable                              8,280
   Other accrued liabilities                         5,384

         Total current liabilities                  38,550

Due to affiliates                                  526,689

         Total liabilities                         565,239

Stockholders' equity (deficit):
   Common stock, $ .01 par value;
      50,000,000 shares authorized;
      1,730,960 shares issued
      and outstanding                               17,310
    Additional paid-in capital                   5,946,548
    Deficit accumulated during
      development stage                         (6,528,945)
         Total stockholders' equity (deficit)     (565,087)

                                           $           152




              See accompanying notes to these financial statements

                              Hart Industries, Inc.
                          (A Development-Stage Company)
                            Statements of Operations
               For The Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


                                              For the Three Months Ended
                                                       March 31,
                                               1999                    1998
                                           (Unaudited)             (Unaudited)

 Net Sales                              $              -     $             -
 Cost of Sales                                         -                   -
 Gross Profit                                          -                   -
Costs and expenses:
 General and administrative                       25,545              36,017
     Totals                                       25,545              36,017
Net income (loss)                       $        (25,545)    $       (36,017)
Net income (loss) per common share      $           (.01)    $          (.02)
Weighted average common
 shares outstanding                            1,730,960           1,730,960




















              See accompanying notes to these financial statements

                                         [H:\EE\FILING\HRCT\10qsb\33199.qsb.wpd]

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)








                                                                Deficit
                                                              Accumulated
                                                 Additional     During     Stockholders'
                                 Common Stock      Paid-in    Development     Equity
                               Shares     Amount   Capital       Stage      (Deficit)


Balance, December 31, 1998   1,730,960 $  17,310 $ 5,946,548 $(6,503,400)  $ 539,542)
Net loss for period                  -         -           -     (25,545)    (25,545)

Balance, March 31, 1999      1,730,960 $  17,310 $ 5,946,548 $(6,528,945)  $(565,087)
























              See accompanying notes to these financial statements

                                         [H:\EE\FILING\HRCT\10qsb\33199.qsb.wpd]

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                           Three Months
                                                          Ended March 31,

                                                         1999         1998


Cash flows from operating activities:
  Net loss                                            $ (25,545)   $ (36,017)
    Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable and
       accrued expenses                                       -       90,328
     Increase (decrease) in other  liabilities           25,500      (54,046)
  Net cash provided by (used in) operating activities       (45)         265


Net increase (decrease) in cash                             (45)         265

Cash at beginning of period                           $     197    $      67
Cash at end of period                                 $     152    $     332
























              See accompanying notes to these financial statements

                                         [H:\EE\FILING\HRCT\10qsb\33199.qsb.wpd]

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


NOTE 1.       ORGANIZATION AND HISTORY

Organization

     Hart Industries, Inc. (the "Company") was originally incorporated on October 29, 1982 ("Inception") in the state of Utah. The Company was involved in certain research and development activities from Inception through September 1990. From 1983 to 1986, the Company was involved in the development of a non-electric, water- powered dishwasher ("Dishwasher Assets"). The Dishwasher Assets did not develop beyond the prototype stage and, in 1993, they were sold. In 1988, the Company pursued operations of an Underground Storage Tank Leak Detection System ("Detection System") for use in petroleum storage applications through its newly created Environmental Services Division ("ESD"). The ESD was also involved in sludge de-watering through its Transportable Treatment Unit ("TTU"), which the Company obtained in 1990. The TTU commenced operations in 1990, however, poor market conditions forced the cessation of its operations later that year. In July 1992, the Company acquired all the outstanding stock of Medilife Holdings Limited ("Medilife"), which owned nursing homes in the United Kingdom. In July 1993, upon ensuing litigation, the Company assigned its contractual rights to the shares of Medilife and the underlying assets and certain causes of action against the Medilife shareholders to a third party in exchange for investment securities. In 1993, the Company acquired sign fabrication assets and commenced equipment leasing activities. Difficulties in securing viable leases terminated these activities and in 1995, the assets were sold. Beginning December 1992, the Company has had no operations and, accordingly, is a company in the development stage. Management has been pursuing business opportunities in the equipment leasing industry and other industries.

Reorganization

     Effective March 8, 1994, the Company reorganized via a merger with a newly formed Nevada corporation whose name became Hart Industries, Inc. at the effective date. The merger agreement was approved by the Company's stockholders at the annual meeting held on January 18, 1994. Under the merger agreement each shareholder received one (1) share in the Nevada corporation for every 20 shares held in the Company. As a result of the merger, the number of authorized shares of common stock increased from 10,000,000 to 50,000,000 while retaining the same $.01 par value. All share and per share amounts have been restated to give effect to the merger. The merger was accounted for at historical bases in a manner similar to a pooling-of-interests.

Note 2.           SIGNIFICANT ACCOUNTING POLICIES

Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses from operating activities since Inception. This is a direct result of the Company having no operating revenues to cover fees for professional services and other overhead that the Company has incurred. The Company has received financial support from NuVen Advisors, Inc. ("NuVen"), an affiliate as discussed in Note 3, since 1994 and is dependent upon NuVen for future working capital. The Company's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Company's existence is dependent upon continuing financial support from NuVen for at least the next 12 months. Such conditions raise substantial doubt about the Company's ability to continue as a going concern.

                                         [H:\EE\FILING\HRCT\10qsb\33199.qsb.wpd]

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 1999
                                   (Unaudited)


Note 2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Common Share

     Net income  (loss) per common  share is  calculated  by dividing net income
(loss) by the weighted average number of shares outstanding during the period. Common stock equivalents were not considered in the loss per share calculations as the effect would have been anti dilutive.

Issuance of Common Stock

     From time to time and in the ordinary course of business, the Company issues common stock for assets, services and to reduce debt. These issuances have been recorded in accordance with APB 16 at the fair market value of the stock issued, or the fair market value of the assets acquired, services provided, or debt forgiven, whichever value is more clearly evident.

Note 3.           RELATED PARTY AND OTHER TRANSACTIONS

     Effective January 1, 1998, the Company entered into an advisory and management agreement with NuVen to perform administrative, human resource and merger/acquisition services. Pursuant to such agreement, the Company agreed to pay NuVen $36,000 annually, payable monthly in $3,000 increments in arrears, and granted NuVen an option to purchase 250,000 shares of the Company's common stock exercisable at a price of $.10 per share. The Company expensed $9,000 during the three-month period ended March 31, 1999 and 1998, each, and had $218,189 due to NuVen as of March 31, 1999.

     In January 1995, the Company entered into an employment agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 2000. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share of $.01 (Note 5). No cash payments were made to Mr. Luke by the Company during the three-month period ended March 31, 1999 and 1998 for services provided. The Company expensed $13,500 during the three-month period ended March 31, 1999 and 1998, each, and had $229,500 due to Mr. Luke as of March 31, 1999. Mr. Luke expects to satisfy such obligation through the issuance of common stock.


                                         [H:\EE\FILING\HRCT\10qsb\33199.qsb.wpd]

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 1999
                                   (Unaudited)




Note 3.           RELATED PARTY AND OTHER TRANSACTIONS (continued)

     Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer. Pursuant to the agreement the Company agreed to pay Mr. Dong $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Company's common stock at an exercise price of $.01 per share (Note 5). Effective July 1, 1997, Mr. Dong resigned as Chief Financial Officer and continues for a period of time to perform services as an advisor on a month to month basis. No cash payments were made to Mr. Dong by the Company during the three-month period ended March 31, 1999 and 1998. The Company expensed $ -0- and $3,000 during the three-month period ended March 31, 1999 and 1998, respectively, and had $40,000 due to Mr. Dong as of March 31, 1999.

     On January 1, 1997, the Company entered into a consulting agreement with Mr. J.L. Lawver, pursuant to which Mr. Lawver is to perform advisory services. Pursuant to the agreement the Company agreed to pay Mr. Lawver $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Company's common stock at an exercise price of $.01 per share. No cash payments were made to Mr. Lawver by the Company during the three-month period ended March 31, 1999 and 1998. The Company expensed $3,000 during the three-month period ended March 31, 1999 and 1998, each, and had $39,000 due to Mr. Lawver as of March 31, 1999.


                                         [H:\EE\FILING\HRCT\10qsb\33199.qsb.wpd]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     There were no operations during the three months ended March 31, 1999. As a result, there were no operating revenues or cost of revenues recorded during the three months ended March 31, 1999.

     The Registrant's general and administrative expenses were $25,545 for the three months ended March 31, 1999, as compared to $36,017 for the same period last year. The change is primarily attributable to continued services provided by professional consultants and other advisors.

Liquidity and Capital Resources

     The Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had minimal cash and cash equivalents at March 31, 1999, and December 31, 1998, respec- tively, and working capital deficiency of $38,398 and $38,353 as of March 31, 1999, and December 31, 1998, respectively. The working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the periods. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no ommitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

Going Concern

     As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of March 31, 1999, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 1999. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.





                                         [H:\EE\FILING\HRCT\10qsb\33199.qsb.wpd]

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

                  None

Item 5.       Other Information

                  None

Item 6.       Exhibits And Reports On Form 8-K

              (a) Exhibits - None

              (b) Form 8-K - None

                                         [H:\EE\FILING\HRCT\10qsb\33199.qsb.wpd]

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              HART INDUSTRIES, INC.
                                  (Registrant)



Date:    November 29, 1999             By:/s/   Fred G. Luke
                                       Fred G. Luke,
                                       President and Principal Accounting Person

                                         [H:\EE\FILING\HRCT\10qsb\33199.qsb.wpd]