Form 10QSB
period 1999-06-30
HART INDUSTRIES INC
filed 1999-12-15
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1999                      Commission File No. 0-12746

                             HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                        33-0661675
  (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)


            4695 MacArthur Court, Suite 530, Newport Beach, CA 92660
               (Address of principal executive offices) (Zip Code)

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

                                                     [H:\Hart\10Q\63099.qsb.wpd]

                              HART INDUSTRIES, INC.
                                      INDEX



                                                                            Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheet - June 30, 1999 (unaudited)..........................  1

          Statements of Operations - Three and Six Months Ended
             June 30, 1999 and 1998 (unaudited)..............................  2

          Statements of Stockholders' Equity (Deficit) - Six Months Ended
             June 30, 1999 (unaudited) ......................................  3

          Statements of Cash Flows - Six Months Ended
             June 30, 1999 and 1998 (unaudited)..............................  4

          Notes to Financial Statements......................................  5


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations......................  8



                                     PART II

Item 1.   Legal Proceedings..................................................  9

Item 2.   Changes In Securities..............................................  9

Item 3.   Defaults Upon Senior Securities....................................  9

Item 4.   Submission of Matters to a Vote of Security Holders................  9

Item 5.   Other Information..................................................  9

Item 6.   Exhibits and Reports on Form 8-K...................................  9

          Signatures......................................................... 10

                                        I

                                                     [H:\Hart\10Q\63099.qsb.wpd]

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                                  Balance Sheet
                               As of June 30, 1999
                                   (Unaudited)


ASSETS

Current assets:
   Cash                                                              $      111

         Total current assets                                               111

                                                                     $      111

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                  $    7,736
   Accrued professional fees                                             17,150
   Income taxes payable                                                   8,280
    Other accrued liabilities                                             5,384

         Total current liabilities                                       38,550

Due to affiliates                                                       552,289

         Total liabilities                                              590,839

Stockholders' equity (deficit):
   Common stock, $ .01 par value; 50,000,000 shares authorized;
      1,730,960 shares issued and outstanding                            17,310
    Additional paid-in capital                                        5,946,548
    Deficit accumulated during development stage                     (6,554,586)
         Total stockholders' equity (deficit)                          (590,728)

                                                                     $      111

                            See accompanying notes to these financial statements

                                                     [H:\Hart\10Q\63099.qsb.wpd]
                                        1


                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Operations
            For the Three and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)



                                           For the Three Months Ended              For the Six Months Ended
                                                   June 30,                                June 30,
                                             1999               1998               1999               1998
                                          (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)


 Net Sales                                $         -        $         -        $         -        $         -
 Cost of Sales                                      -                  -                  -                  -
 Gross Profit                             $         -        $         -        $         -        $         -
Costs and expenses:
 General and administrative               $    25,641        $    29,582        $    51,186        $    65,599
     Totals                                    25,641             28,582             51,186             65,599
Net income (loss)                             (25,641)       $   (29,582)       $   (51,186)       $   (65,599)
Net income (loss) per common share        $      (.01)       $      (.02)       $      (.03)       $      (.04)
Weighted average common
 shares outstanding                         1,730,960          1,730,960          1,730,960          1,730,960



















              See accompanying notes to these financial statements

                                                     [H:\Hart\10Q\63099.qsb.wpd]
                                        2


                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)






                                                                                         Deficit
                                                                                       Accumulated
                                                                    Additional           During          Stockholders'
                                          Common Stock               Paid-in           Development          Equity
                                     Shares           Amount         Capital              Stage            (Deficit)


Balance, December 31, 1998         1,730,960       $   17,310    $   5,946,548        $  (6,503,400)      $ ( 539,542)

Net loss                                   -                -                -              (51,186)          (51,186)

Balance, June 30, 1999             1,730,960       $   17,310    $   5,946,548        $  (6,554,586)      $ ( 590,728)


























                 See accompanying notes to financial statements

                                                     [H:\Hart\10Q\63099.qsb.wpd]

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                                    Six Months
                                                                                  Ended June 30,

                                                                           1999                       1998

Cash flows from operating activities:
   Net loss                                                        $      (51,186)           $      (65,599)

      Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable and
            accrued expenses                                                    -                    92,400
        Increase (decrease) in other  liabilities                          51,100                   (26,581)
   Net cash provided by (used in) operating activities                        (86)                      220


Net increase (decrease) in cash                                               (86)                      220

Cash at beginning of period                                        $          197            $           67
Cash at end of period                                              $          111            $          287























              See accompanying notes to these financial statements

                                                     [H:\Hart\10Q\63099.qsb.wpd]

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

                                                     [H:\Hart\10Q\63099.qsb.wpd]
                                        5

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 1999
                                   (Unaudited)


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

Note 3.           RELATED PARTY AND OTHER TRANSACTIONS

     Effective January 1, 1998, the Company entered into an advisory and management agreement with NuVen to perform administrative, human resource and merger/acquisition services. Pursuant to such agreement, the Company agreed to pay NuVen $36,000 annually, payable monthly in $3,000 increments in arrears, and granted NuVen an option to purchase 250,000 shares of the Company's common stock exercisable at a price of $.10 per share. The Company expensed $18,000 during the six-month period ended June 30, 1999 and 1998, each, and had $227,289 due to NuVen as of June 30, 1999.

     In January 1995, the Company entered into an employment agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 2000. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share of $.01 (Note 5). No cash payments were made to Mr. Luke by the Company during the six-month period ended June 30, 1999 and 1998 for services provided. The Company expensed $27,000 during the six-month period ended June 30, 1999 and 1998, each, and had $243,000 due to Mr. Luke as of June 30, 1999. Mr. Luke expects to satisfy such obligation through the issuance of common stock.


                                                     [H:\Hart\10Q\63099.qsb.wpd]

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 1999
                                   (Unaudited)





Note 3.           RELATED PARTY AND OTHER TRANSACTIONS (continued)

     Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer. Pursuant to the agreement the Company agreed to pay Mr. Dong $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Company's common stock at an exercise price of $.01 per share (Note 5). Effective July 1, 1997, Mr. Dong resigned as Chief Financial Officer and continued for a period of time to perform services as an advisor on a month to month basis. No cash payments were made to Mr. Dong by the Company during the six-month period ended June 30, 1999 and 1998. The Company expensed $ -0- and $6,000 during the six-month period ended June 30, 1999 and 1998, respectively, and had $40,000 due to Mr. Dong as of June 30, 1999.

     On January 1, 1997, the Company entered into a consulting agreement with Mr. J.L. Lawver, pursuant to which Mr. Lawver is to perform advisory services. Pursuant to the agreement the Company agreed to pay Mr. Lawver $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Company's common stock at an exercise price of $.01 per share. No cash payments were made to Mr. Lawver by the Company during the six-month period ended June 30, 1999 and 1998. The Company expensed $6,000 during the six-month period ended June 30, 1999 and 1998, each, and had $42,000 due to Mr. Lawver as of June 30, 1999.


                           [H:\Hart\10Q\63099.qsb.wpd]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     There were no operations during the three months ended June 30, 1999 or 1998. As a result, there were no operating revenues or cost of revenues recorded during the three months ended June 30, 1999 or 1998.
     The Registrant's general and administrative expenses were $25,641 for the three months ended June 30, 1999, as compared to $29,582 for the same period last year. The change is primarily attributable to continued services provided by professional consultants and other advisors.

    Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The Registrant had no operations for the six months ended June 30, 1999 or 1998.

     The Registrant's total general and administrative expenses were $51,186 for the six months ended June 30, 1999, as compared to $65,599 for the same period last year. The expense is primarily attributable to continued services provided by professional consultants and other advisors.

Liquidity and Capital Resources

     The Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had minimal cash and cash equivalents as of June 30, 1999, and December 31, 1998, respectively, and negative working capital of $38,439 and $38,353 as of June 30, 1999, and December 31, 1998, respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the periods. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

Going Concern

     As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of June 30, 1999, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 1999. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.


                                                     [H:\Hart\10Q\63099.qsb.wpd]
                                        8

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

                                                     [H:\Hart\10Q\63099.qsb.wpd]

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HART INDUSTRIES, INC.
                                     (Registrant)



Date:    December 11, 1999
                                     By:/s/   Fred G. Luke
                                     Fred G. Luke,
                                     President and Principal Accounting Person

                                                     [H:\Hart\10Q\63099.qsb.wpd]
                                       10