Form 10QSB
period 1999-09-30
HART INDUSTRIES INC
filed 1999-12-27
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999           Commission File No.    0-12746

                             HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                   33-0661675
(State or other jurisdiction
  of incorporation or organization)      (I.R.S. Employer Identification Number)


4695 MacArthur Court, Suite 530, Newport Beach, CA              92660
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

                                                     [H:\Hart\10Q\93099.qsb.wpd]

                              HART INDUSTRIES, INC.
                                      INDEX

                                                                            Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheet - September 30, 1999 (unaudited).......................1

          Statements of Operations - Three and Nine Months Ended
             September 30, 1999 and 1998 (unaudited)...........................2

          Statements of Stockholders' Equity (Deficit) - Nine Months Ended
             September 30, 1999 (unaudited)....................................3

          Statements of Cash Flows - Nine Months Ended
             September 30, 1999 and 1998 (unaudited)...........................4

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

Item 4.   Submission of Matters to a Vote of Security Holders..................9

Item 5.   Other Information....................................................9

Item 6.   Exhibits and Reports on Form 8-K.....................................9

          Signatures..........................................................10


                                        I

                                                     [H:\Hart\10Q\93099.qsb.wpd]

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                                  Balance Sheet
                            As of September 30, 1999
                                   (Unaudited)


ASSETS

Current assets:
   Cash                                                              $       66




      Total current assets                                                   66

                                                                     $       66

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                  $    7,547
   Accrued professional fees                                              6,150
   Income taxes payable                                                   8,280
    Other accrued liabilities                                             5,384

     Total current liabilities                                           27,361

Due to affiliates                                                       588,978

     Total liabilities                                                  616,339

Stockholders' equity (deficit):
   Common stock, $ .01 par value; 50,000,000 shares authorized;
      1,730,960 shares issued and outstanding                            17,310
    Additional paid-in capital                                        5,946,548
    Deficit accumulated during development stage                     (6,580,131)
    Total stockholders' equity (deficit)                              (616,273)

                                                                     $       66







              See accompanying notes to these financial statements

                                                     [H:\Hart\10Q\93099.qsb.wpd]
                                        1

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Operations
         For the Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)




                            For the Three Months Ended For the Nine Months Ended
                                   September 30,              September 30,
                                1999        1998           1999        1998
                             (Unaudited) (Unaudited)    (Unaudited) (Unaudited)



 Net Sales                   $           $               $       -   $       -
 Cost of Sales                        -           -              -           -
 Gross Profit                $           $               $       -   $       -
Costs and expenses:
 General and administrative  $   25,545  $   30,812      $  76,731   $  96,411
     Totals                      25,545      30,812         76,731      96,411
Net loss                     $  (25,545) $  (30,812)     $ (76,731)  $ (96,411)
Net loss per common share    $     (.01) $     (.02)     $    (.04)  $    (.06)
Weighted average common
 shares outstanding           1,730,960   1,730,960      1,730,960   1,730,960













              See accompanying notes to these financial statements

                                                     [H:\Hart\10Q\93099.qsb.wpd]
                                        2

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)







                                                                                    Deficit
                                                                                   Accumulated
                                                                 Additional          During            Stockholders'
                                             Common Stock         Paid-in          Development            Equity
                                                                  Capital             Stage              (Deficit)
                                     Shares         Amount



Balance, December 31, 1998          1,730,960     $ 17,310    $  5,946,548      $  (6,503,400)        $  ( 539,542)

Net loss                                    -                            -            (76,731)             (76,731)
                                            -

  Balance, September 30, 1999       1,730,960     $ 17,310    $  5,946,548      $  (6,580,131)        $  ( 616,273)






















                 See accompanying notes to financial statements

                                                     [H:\Hart\10Q\93099.qsb.wpd]
                                        3

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)



                                                                          Nine Months
                                                                       Ended September 30,



                                                                1999                       1998


Cash flows from operating activities:
   Net loss                                             $     (76,731)              $    (96,411)

      Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable and
            accrued expenses                                  (11,189)                    85,884
        Increase (decrease) in due to affiliate                87,789                    (10,702)

   Net cash provided by (used in) operating activities           (131)                       175


Net increase (decrease) in cash                                  (131)                       175

Cash at beginning of period                                       197                         67

Cash at end of period                                    $         66                $       242














              See accompanying notes to these financial statements

                                                     [H:\Hart\10Q\93099.qsb.wpd]
                                        4

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

                                                     [H:\Hart\10Q\93099.qsb.wpd]
                                        5

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1999
                                   (Unaudited)

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

Note 3.          RELATED PARTY AND OTHER TRANSACTIONS

     Effective January 1, 1998, the Company entered into an advisory and management agreement with NuVen to perform administrative, human resource and merger/acquisition services. Pursuant to such agreement, the Company agreed to pay NuVen $36,000 annually, payable monthly in $3,000 increments in arrears, and granted NuVen an option to purchase 250,000 shares of the Company's common stock exercisable at a price of $.10 per share. The Company expensed $27,000 during the nine-month period ended September 30, 1999 and 1998, each, and had $236,289 due to NuVen as of September 30, 1999.

     In January 1995, the Company entered into an employment agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 2000. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share of $.01 (Note 5). No cash payments were made to Mr. Luke by the Company during the nine-month period ended September 30, 1999 and 1998 for services provided. The Company expensed $40,500 during the nine-month period ended September 30, 1999 and 1998, each, and had $256,500 due to Mr. Luke as of September 30, 1999. Mr. Luke expects to satisfy such obligation through the issuance of common stock.


                                                     [H:\Hart\10Q\93099.qsb.wpd]
                                        6

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1999
                                   (Unaudited)





Note 3.          RELATED PARTY AND OTHER TRANSACTIONS (continued)

     Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer. Pursuant to the agreement the Company agreed to pay Mr. Dong $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Company's common stock at an exercise price of $.01 per share (Note 5). Effective July 1, 1997, Mr. Dong resigned as Chief Financial Officer and continued to perform services for a period of time as an advisor on a month to month basis. No cash payments were made to Mr. Dong by the Company during the nine-month period ended September 30, 1999 and 1998. The Company expensed $ -0- and $9,000 during the nine-month period ended September 30, 1999 and 1998, respectively, and had $40,000 due to Mr. Dong as of September 30, 1999.

     On January 1, 1997, the Company entered into a consulting agreement with Mr. J.L. Lawver, pursuant to which Mr. Lawver is to perform advisory services. Pursuant to the agreement the Company agreed to pay Mr. Lawver $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Company's common stock at an exercise price of $.01 per share. No cash payments were made to Mr. Lawver by the Company during the nine-month period ended September 30, 1999 and 1998. The Company expensed $9,000 during the nine-month period ended September 30, 1999 and 1998, each, and had $45,000 due to Mr. Lawver as of September 30, 1999.


                                                     [H:\Hart\10Q\93099.qsb.wpd]
                                        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Results of Operations

     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     There were no operations during the three months ended September 30, 1999 or 1998. As a result, there were no operating revenues or cost of revenues recorded during the three months ended September 30, 1999 or 1998.

     The Registrant's general and administrative expenses were $25,545 for the three months ended September 30, 1999, as compared to $36,731 for the same period last year. The change is primarily attributable to continued services provided by professional consultants and other advisors.

     Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     The Registrant had no operations for the nine months ended September 30, 1999 or 1998.

     The Registrant's total general and administrative expenses were $76,731 for the nine months ended September 30, 1999, as compared to $96,411 for the same period last year. The change is primarily attributable to continued services provided by professional consultants and other advisors.

    Liquidity and Capital Resources

     The Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had cash and cash equivalents of approximately $66 and $197 as of September 30, 1999, and December 31, 1998, respectively, and negative working capital of $27,395 and $38,353 as of September 30, 1999, and December 31, 1998, respectively. The decrease in working capital deficiency is a direct result of the Registrant's affiliates advancing funds to pay for professional, consulting and advisory services and other overhead during the first nine months of fiscal year 1999. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

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

                                                     [H:\Hart\10Q\93099.qsb.wpd]
                                        8

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

                 None

Item 6.      Exhibits And Reports On Form 8-K

             (a) Exhibits - None

             (b) Form 8-K - None

                                                     [H:\Hart\10Q\93099.qsb.wpd]
                                        9

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HART INDUSTRIES, INC.
                                       (Registrant)



Date:    December 23, 1999             By:/s/   Fred G. Luke
                                       Fred G. Luke,
                                       President and Principal Accounting Person

                                                     [H:\Hart\10Q\93099.qsb.wpd]
                                       10