Form 10KSB
period 1999-12-31
HART INDUSTRIES INC
filed 2000-03-13
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended December 31, 1999     Commission file number   0-12746

                              HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                      33-0661675
(State of other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

    4695 MacArthur Court, Suite 530
        Newport Beach, California                                    92660
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

      Class                    Number of Shares Outstanding at December 31, 1999
Common Stock , $.01 par value                  1,730,960 shares

                      Documents Incorporated by Reference:

                                      None

                                TABLE OF CONTENTS



                                                                            Page

                                     PART I

Item 1.     Business......................................................... 1

Item 2.     Properties....................................................... 2

Item 3.     Legal proceedings................................................ 2

Item 4.     Submission of matters to a vote of security holders.............. 2

                                     PART II

Item 5.     Market for common equity and related stockholder matters ........ 3


Item 6.     Management's discussion and analysis of financial condition and results of operations......................................... 3

Item 7.     Financial statements............................................. 4

Item 8.     Changes in and disagreements with accountants on accounting and financial disclosure.......................................... 5

                                    PART III

Item 9.     Directors, executive officers, promoters and control persons of the
            Registrant; compliance with section 16(a) of the Exchange Act.... 5

Item 10.    Executive compensation........................................... 8

Item 11.    Security ownership of certain beneficial owners and management... 9

Item 12.    Certain relationships and related transactions.................. 11

                                     PART IV

Item 13.    Exhibits and reports on Form 8-K................................ 11

                                     PART I



ITEM 1.   BUSINESS

     Hart Industries, Inc. (the "Company") was incorporated in the State of Utah in October, 1982. Its developmental activities through September 30, 1990 principally consisted of the negotiation of license agreements and incurring research and development costs, the development of a non-electric, water-powered dishwashers (the "Dishwasher Assets"), and later, an Underground Storage Tank Leak Detection System for use in petroleum storage applications.

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

     Commencing in 1988 through 1992, the Company attempted to develop an underground storage tank leak detection system (the "Environmental Services") through a newly created Environmental Services Divi sion. This service was designed to meet the stringent regulations promulgated by the Environmental Protection Agency ("EPA") in early 1989 covering pollution abatement caused by faulty underground storage tanks. The Company offered the Environmental Services, which included a complete tank package, to service station owners, small town municipalities and others who were not in compliance with the EPA's requirements. The Company also explored arrangements for the manufacture, sale, installation and insurance of its tanks, rather than acquiring the facilities, equipment and personnel necessary to perform such functions itself. The Environmental Services were discontinued in 1992.

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

     In October 1989, the Company's stockholders approved a decrease in the authorized number of shares of common stock from 100,000,000 to 10,000,000 by way of a one-for-ten (1:10) reverse stock split effective April 13, 1991 (the "1991 Reverse Split").

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

     In July 1993, the Company acquired certain manufacturing assets ("Manufacturing Assets"), for shares of its common stock. The Manufacturing Assets acquired as part of this transaction were leased to a sign fabrication firm in Costa Mesa, California, for use in its business. The lease was secured by the Manufacturing Assets and was personally guaranteed by the principal shareholder of the Lessee. In 1994, the Company did not receive any lease revenues from the Lessee. Due to uncertainties as to their realizable value, the Manufacturing Assets were written off during 1994. The Company terminated the lease due to Lessee's default and, in May, 1995, the Manufacturing Assets were sold at a public auction.

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

     The Company is currently inactive and the day-to-day business affairs are handled by NuVen Advisors Limited Partnership ("NuVen"), Fred G. Luke, in his capacity as President of the Company, and various professional consultants. Current management is pursuing business opportunities in the equipment leasing industry and other industries, but no assurance can be given that the Company will be successful in acquiring any business opportunities, or if acquired what revenues might be provided from such operations.

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

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information

     The Company's common stock was traded on NASDAQ until June 7, 1993 when it was delisted. Bid prices of the Company's common stock are not available for 1998 and 1997 as the Company's common stock was delisted on June 7, 1993.

         Stockholders of Record

     The approximate number of holders of record of the Company's common stock as of the close of business on December 31, 1999 was approximately 840.

         Dividends

     The Company has never declared or paid any dividends on any class of its securities. The Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, to finance the conduct of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     There were no operations during 1999. As a result there were no revenues or cost of revenues recorded during 1999.

     Total general and administrative expenses decreased 22% from $138,825 in 1998 to $108,645 in 1999. The decrease is primarily attributed to the termination of a consulting agreement as of December 31, 1998. The Company expensed $12,000 pursuant to such agreement in 1998.

     The Company is in its development stage and has incurred aggregate losses of $6,612,045 from its inception on October 29, 1982 through December 31, 1999.

     In 1992, after difficulties involved in exploring arrangements for the manufacture, sale, installation and insurance of its Underground Storage Tank Leak Detection Systems (the "Detection Systems"), the Company discontinued its operations. The Detection Systems only generated revenues during 1992 and 1991. Total revenues from the Detection Systems during 1992 and 1991 were $73,000 and $496,000, respectively. The Company recorded a loss from discontinued operations of $1,801,727; no benefit for income taxes was recorded due to the uncertainty of the ultimate realization of the related tax asset.

     In July 1993, in conjunction with its equipment leasing activities, the Company acquired assets and the business known as Signpac from an unrelated party for 150,000 shares of the Company's common stock. The assets acquired were recorded at $313,474, the cost basis of the seller. The Company leased the assets acquired to an unrelated party who subsequently defaulted on the lease payments.

     During 1994, the Company charged $2,876,464 against income to write-off the Dishwasher Assets in the amount of $2,500,000, marketable securities in the amount of $750,000 and recorded a $251,564 write- down of the Signpac Assets to their salvage value due to impairments in the assets and uncertainties regarding their recoverability and marketability. Subsequently, in May 1995, the Signpac Assets were sold at auction resulting in a gain of $10,800.

Liquidity and Capital Resources

     The Company has incurred net losses and negative cash flows from operating activities. The Company had cash of approximately $221 as of December 31, 1999, and capital deficiency of $648,187 as of December 31, 1999. The increase in working capital deficiency is a direct result of the Company having no operating revenues during the year ended December 31, 1999 to cover fees for professional services and other overhead that the Company has incurred. As of the date of this Report, the Company has no material commitments for capital expenditures or commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowings.

     As a result of the Company having no revenue producing activities, the Company had limited cash remaining as of December 31, 1999 to finance future operations. The Company has received financial support from NuVen, an affiliate, during fiscal 1999, and is dependent upon NuVen for future working capital. The Company's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Company's existence is dependent upon continuing financial support from NuVen for the next 12 months. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have modified their report to include an explanatory paragraph with respect to such uncertainty.

ITEM 7.   FINANCIAL STATEMENTS

     Financial statements included elsewhere herein are referred to in Item 13
(a) and are listed in the Index to financial statements filed as a part of this Annual Report on Form 10-KSB.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
          OF THE COMPANY; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)   Identification of Directors and Executive Officers.

     The following table sets forth certain information concerning the Company's directors and executive officers:

                       Position Held with              Date First
     Name         Age      the Company           Elected or Appointed

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

     Jon L. Lawver. Mr. Jon L. Lawver has been Chief Financial Officer of the Company since January 1997. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted medium-sized companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988, Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment. Mr. Lawver also serves as an executive officer of Fantastic Foods, Inc. a wholly-owned subsidiary of NuOasis, Resorts, Inc..

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

ITEM 10.   EXECUTIVE COMPENSATION

(a)   Summary Compensation Table.

     The following summary compensation table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's President and four most highly paid officers ("Named Executive Officers"). There were no officers who earned in excess of $100,000 per annum:


Name and Principal    Fiscal     Salary      Other Annual         Options
    Position           Year        ($)      Compensation ($)   Granted (#)(2)

Fred G. Luke           1999     54,000(1)        N/A                N/A
Chairman and           1998     54,000(1)        N/A                N/A
President (4-93 to     1997     54,000(1)        N/A                N/A
Present)


(1)   The accrued but unpaid value of base salary (cash and non-cash).

(2) Except for stock option plans, the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(b)   Stock Options

     Options to purchase 500,000 shares of common stock were issued on October 1, 1999 at an exercise price of $.50 per share. The options are fully vested and expire on January 1, 2003. Options to purchase 250,000 shares of common stock were issued on January 1, 1998 at an exercise price of $.10 per share. The options are fully vested and expire on January 1, 2003. The following table sets forth as of December 31, 1999 all of the unexercised options for the Company's common stock:



                                                  Value of Unexercised
                        Number of Unexercised         In-the-Money
                        Option/SAR's at Fiscal      Options/SAR's at
                             Year-End (#)          Fiscal Year-End ($)

                            Exercisable/             Exercisable/            Exercise     Expiration
        Name               Unexercisable            Unexercisable              Price         Date

Fred G. Luke, Chairman
and President             1,000,000 Exercisable     -   Exercisable (1)(2)       .01     January 1, 2002

Jon L.Lawver, Chief
Financial Officer           166,000 Exercisable     -   Exercisable (1)          .01     January 1, 2003
NuVen Advisors              750,000 Exercisable     -   Exercisable (1)(2)    .10 - .50  January 1, 2003

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

(d)   Contracts with Named Executive Officer

     In January 1995, the Company entered into an employment agreement with Mr. Luke, as amended effective January 1, 2000 through December 31, 2004, pursuant to which Mr. Luke is to hold the office of President and chairman of the Board of Directors. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share at the estimated fair value of $.01 at date of grant. The options expire on January 1, 2002 with no amounts exercised through the date of this report. The Company expensed $54,000 during 1999, 1998 and 1997, each, and owed $270,000 to Mr. Luke as of December 31, 1999.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding ownership of the Company's common stock as of December 31, 1999. The table includes (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (b) each director individually, (c) the named executive officer, and (d) the directors and officers of the Company as a group. Unless otherwise indicated, the persons named in the table possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).


                                                   Amount and
                                                   Nature of
                 Name and Address                  Beneficial
Title of Class   of Beneficial Owner               Interest(1)    Percent of Class(2)

$.01 par value   Overseas Equity (UK) Limited
Common Stock     700-595 Howe Street
                 Vancouver, British Columbia
                 V6C 2T5                           150,000               8.7%
                 John D. Desbrow
                 2212 Dupont Drive
                 Suite U
                 Irvine, CA 92715                  166,666               9.6%


Title of Class    Name and Address                         Amount and Nature           Percent
                  of Beneficial Owner                      of Beneficial Interest(1)   of Class(2)
                  NuVen Advisors Limited Partnership(3)
                  4695 MacArthur Court, Suite 530
                  Newport Beach, CA 92660                  750,000(3)(4)                43.3%


Directors and Officers

                  Fred G. Luke, President
                  and Director
                  4695 MacArthur Court
                  Suite 530
                  Newport Beach, CA 92660                  166,666(5)                    9.6%
                  Fred Graves Luke, Director
                  4695 MacArthur Court
                  Suite 530
                  Newport Beach, CA 92660                  166,666                       9.6%
                  All Officers and Directors as a group
                                                           1,083,332                    62.6%

(1) All shares have been adjusted to take into account the reincorporation of the Company and the resulting one-for-twenty share reverse stock split effective March 8, 1994.

(2) Based on 1,730,960 shares outstanding, excluding 1,916,000 shares issuable under options.

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

(4)   Excludes options for 750,000 common shares currently exercisable.

(5)   Excludes options for 1,000,000 common shares currently exercisable.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective January 1, 1998, as amended October 1, 1999, the Company entered into an advisory agreement with NuVen to assist in the management of the limited operations of the Company for $3,500 per month expiring January 1, 2003. The Company had $266,194 due to NuVen as of December 31, 1999. NuVen has had an advisory agreemment in effect since 1994.


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

       10.17         Employment Agreement with Fred G. Luke4

       10.20         Advisory and Management Agreement with NuVen Advisors,
                        Inc., a Nevada Corporation4

       27            Financial Data Schedule [Exhibit included herein]


1    Each of the foregoing exhibits is incorporated herein by reference to the
          Company's Form 10.

2    Each of the foregoing exhibits is incorporated herein by reference to the
          Company's 1993 Form 10-K.

3    Each of the foregoing exhibits is incorporated herein by reference to the
          Company's 1994 Form 10-KSB.

4    Each of the foregoing exhibits is incorporated herein by reference to the
          Company's 1995 Form 10-KSB.

                                   SIGNATURES



     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HART INDUSTRIES, INC.

Date:    March 10, 2000                  By:  /s/    Fred G. Luke
                                                     Fred G. Luke, President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                         HART INDUSTRIES, INC.

Date:    March 10,  2000                 By:  /s/    Fred G. Luke
                                                     Fred G. Luke, Director

Date:    March 10, 2000                  By:  /s/    Fred Graves Luke
                                                     Fred Graves Luke, Director

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

  Description

  Independent Auditors' Report.............................................. F-2

  Balance Sheet as of December 31, 1999..................................... F-3
  Statements of Operations for the Years Ended December 31, 1999 and 1998,
     and the Period from October 29, 1982 (Inception)
     to December 31, 1999................................................... F-4

  Statements of Stockholders' Equity (Deficit) for the Years
     Ended December 31, 1999 and 1998, and the Period from
     October 29, 1982 (Inception) to December 31, 1999...................... F-5

  Statements of Cash Flows for the Years Ended December 31, 1999 and 1998,
     and the Period from October 29, 1982
     (Inception) to December 31, 1999....................................... F-7

  Notes to Financial Statements............................................. F-9

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Hart Industries, Inc.



We have audited the accompanying balance sheet of Hart Industries, Inc.
(the "Company") as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the periods from October 29, 1982 (Inception) through December 31, 1997 were audited by other accountants, whose reports expressed unqualified opinions, assuming the Company would continue as a going concern.

We conducted our audits in accordance with generally accepted audited standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hart Industries, Inc. as of December 31, 1999, and the results of its operations, and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses from operating activities since its inception, is currently in the development stage, has limited liquid resources and had negative working capital as of December 31, 1999. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/      McKennon, Wilson & Morgan LLP
         Irvine, California

January 10, 2000

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                                  Balance Sheet
                                December 31, 1999




ASSETS
  Current Assets -
   Cash                                                          $          221
                                                                 $          221
LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current Liabilities:
   Accounts payable                                              $           89
   Accrued professional fees                                             11,250
   Income taxes payable                                                   8,280
      Total current liabilities                                          19,619
  Due to affiliates                                                     628,789
      Total liabilities                                                 648,408
  Commitments and contingencies
  Stockholders' Deficit:
   Common stock $.01 par value, 50,000,000 shares
      authorized;  1,730,960 shares issued and outstanding               17,310
   Additional paid-in capital                                         5,946,548
   Deficit accumulated during development stage                      (6,612,045)
      Total stockholders' deficit                                      (648,187)
                                                                 $          221






              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Operations




                                                                          Period from
                                            Year Ended December 31,     October 29, 1982
                                                                         (Inception) to
                                                                        December 31, 1999
                                              1999         1998
Net revenues                               $         -   $         -      $          -
Cost of revenues                                     -             -                 -
                                                     -             -                 -
Costs and expenses:
   General and administrative expenses         108,645       138,825           916,304
   Provision for write-down of property
      and equipment                                  -             -           251,564
   Impairment of Dishwasher Assets                   -             -         2,500,000
   Total costs and expenses                    108,645       138,825         3,667,868
Operating loss                                (108,645)     (138,825)       (3,667,868)
Other income (expense):
   Interest income                                   -             -            96,750
   Gain on sale of assets                            -             -            10,800
   Loss on sale of assets                            -             -          (500,000)
   Impairment of investments                         -             -          (750,000)
   Total other income (expense)                      -             -        (1,142,450)
Loss from continuing operations               (108,645)     (138,825)       (4,810,318)
Loss from discontinued operations,
   net of tax of $0                                  -             -        (1,801,727)
Net loss                                   $  (108,645)  $  (138,825)     $ (6,612,045)
Basic and diluted loss per share:
  Continuing operations                    $      (.06)  $      (.08)
  Discontinued operations
  Net loss                                 $      (.06)  $      (.08)
Weighted average common shares
   outstanding                               1,730,960     1,730,960





              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                 For the Years Ended December 31, 1999 and 1998
                and the Period from October 29, 1982 (Inception)
                            Through December 31, 1999

                                                                                     Deficit Accumulated
                                                       Common Stock      Additional        During
                                                                          Paid-In        Development
                                                      Shares    Amount    Capital           Stage        Total
Common stock issued on October 29, 1982 to
   founders at $.004 per share for cash                11,250   $  112   $   2,888       $       -    $    3,000
Common stock issued in May 1983 for $.006 per
   share in exchange for cash                          22,500      225      26,891               -        27,116
Common stock issued on June 20, 1983 for $.07 per
   share in exchange for all the outstanding Hart
   Industries (UK) Ltd.                                 3,500       35      46,065               -        46,100
Common stock issued on September 21, 1983 for $.06
   per share for the acquisition of Transmeridian Gas
   and Oil Company                                     60,038      600     678,539               -       679,139
Common stock issued in May 1984, November 1984,
   August 1985, September 1985, and August 1987
   for technology rights with no value                 31,250      313        (313)              -             -
Capital contributed during 1983 and 1984 for $32,500
   and $71,000, respectively, for services                  -        -     103,500               -       103,500
Acquisition of minority interest in subsidiary of
   Transmeridian Gas and Oil Company on September
   21, 1983                                                 -        -      40,078               -        40,078
Common stock issued to an affiliate in June 1984,
   August 1986, December 1988, and December 1990
   for $.10 to $.88 per share in exchange for
   satisfaction of debt                                57,564      576   2,156,322               -     2,156,898
Common stock issued during 1986 and 1994 for $.41
   and $.01 per share, respectively, for services     501,048    5,011      48,739               -        53,750
Common stock issued in June 1986 for $.29 per share
   in connection with the dissolution of Hart
   Industries (UK) Ltd.                                   118        1       6,867               -         6,868
Common stock issued on August 19, 1986 and January
   30, 1987 for $.19 and $.16 per share, respectively,
   for molds and tooling                               26,192      262     880,738               -       881,000
Common stock canceled during 1986                      (2,500)     (25)         25               -             -

Common stock issued on June 7, 1988 for $.20 per
   share in exchange for cash                           3,750       37     149,963               -       150,000



              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                   (Continued)


                                                                Common Stock
                                                                                                Deficit Accumulated
                                                                                    Additional        During
                                                                                     Paid-In        Development
                                                             Shares      Amount      Capital           Stage          Total
Common stock issued on December 1, 1988 and
   December 15, 1989 for $.31 per share in exchange
   for satisfaction of debt                                  10,500   $     105   $  656,145     $           -    $  656,250
Common stock issued in June 1990 for $.28 per share
   for equipment                                              5,750          58      321,942                 -       322,000
Common stock issued in July 1992 for $.38 per share
   for 100% ownership of Medilife Holdings, Ltd.            100,000       1,000      749,000                 -       750,000
Transfer of assets to affiliate for satisfaction of debt          -           -     (469,042)                -      (469,042)
Other                                                             -           -            -            28,966        28,966
Common stock issued on July 1, 1993 for $.10 per
   share for property and equipment                         150,000       1,500      311,974                 -       313,474
Common stock issued on August 31, 1996 for $.23 per
   share for conversion of debt due affiliates              750,000       7,500      167,627                 -       175,127
Net loss for the period from October 29, 1982
   (inception) through December 31, 1996                          -           -            -        (6,215,909)   (6,215,909)

Balance at December 31, 1996                              1,730,960      17,310    5,877,948        (6,186,943)     (291,685)
Net loss                                                          -           -            -          (177,632)     (177,632)

Balance at December 31, 1997                              1,730,960      17,310    5,877,948        (6,364,575)     (469,317)
Contribution from shareholder                                     -           -       68,600                 -        68,600
Net loss                                                          -           -            -          (138,825)     (138,825)

Balance at December 31, 1998                              1,730,960      17,310    5,946,548     $  (6,503,400)   $ (539,542)
Net loss                                                          -           -            -          (108,645)     (108,645)

Balance at December 31, 1999                              1,730,960   $  17,310   $5,946,548     $  (6,612,045)   $ (648,187)










              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Cash Flows

                                                                                        Period
                                                                                     From October
                                                                                       29, 1982
                                                                                    (Inception) to
                                                          Year Ended December 31,    December 31,
                                                             1999         1998           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (108,645)   $ (138,825)   $ (6,612,045)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                               -             -         224,503
      Loss from return of defective products                      -             -         241,996
      Loss on sale of assets                                      -             -         500,000
      Gain on sale of assets                                      -             -         (10,800)
      Interest expense on note payable to affiliate               -             -         229,724
      Capital contributed for services                            -             -         103,500
      Common stock issued for services                            -             -          53,750
      Gain on liquidation of subsidiary                           -             -        (108,861)
      Impairment of Dishwasher Assets                             -             -       2,500,000
      Provision for write-down of property and equipment          -             -         251,564
      Impairment of investments                                   -             -         750,000
      Changes in operating assets and liabilities:
        (Decrease) increase in accounts payable              (7,647)        1,296             89
        (Decrease) increase in accrued professional fees     (5,900)       15,650         11,250
        Increase in income taxes payable                          -         8,280          8,280
        (Decrease) increase in other accrued liabilities     (5,384)          238              -
        Net cash used in operating activities              (127,576)     (113,361)    (1,857,050)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                             -             -       (858,592)
Acquisition of patents and trademarks                             -             -       (122,778)
Disposal of assets                                                -             -        112,647
      Net cash used in investing activities                       -             -       (868,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to affiliates                               127,600        44,891        628,789
Net proceeds from issuance of common stock                        -             -        180,116
Net borrowings on note payable                                    -             -      1,848,489
Contribution from shareholder                                     -        68,600         68,600
      Net cash provided by financing activities             127,600       113,491      2,725,994
        Net increase in cash                                     24           130            221
        Cash at beginning of period                             197            67              -
        Cash at end of period                            $      221   $       197    $       221


              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Cash Flows
                                   (Continued)


                                                                                               Period
                                                                                             From October
                                                                                               29, 1982
                                                                  Year Ended December 31,   (Inception) to
                                                                                              December 31,
                                                                                                 1999
                                                                    1999          1998
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Acquisition of Transmeridian Gas and Oil Company in exchange
   for common stock                                                                           $      679,139
Acquisition of Hart (UK) in exchange for common stock                                         $       46,100
Common stock issued in dissolution of subsidiary                                              $        6,868
Common stock issued for assets                                                                $    2,266,474
Common stock issued for services                                                              $       53,750
Common stock issued for satisfaction of note payable to affiliate                             $    2,332,025
Common stock issued for forgiveness of long-term note payable                                 $      656,250
Equipment acquired by long-term note payable and capital leases                               $    1,969,817
Long-term liabilities assumed on liquidation of subsidiary                                    $      944,016
Assets acquired on liquidation of subsidiary                                                  $    1,374,853
Assets issued for payments of note payable                                                    $      469,042





















              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          Notes to Financial Statements


1.  Organization and Business

Organization

Hart Industries, Inc. (the "Company") was originally incorporated on
October 29, 1982 ("Inception") in the state of Utah. The Company was involved in certain research and development activities from Inception through September 1990. From 1983 to 1986, the Company was involved in the development of a non-electric, water-powered dishwasher ("Dishwasher Assets"). The Dishwasher Assets did not develop beyond the prototype stage and, in 1993, they were sold. In 1988, the Company pursued operations of an Underground Storage Tank Leak Detection System ("Detection System") for use in petroleum storage applications through its newly created Environmental Services Division ("ESD"). The ESD was also involved in sludge de-watering through its Transportable Treatment Unit ("TTU"), which the Company obtained in 1990. The TTU commenced operations in 1990, however, poor market conditions forced the cessation of its operations later that year. In July 1992, the Company acquired all the outstanding stock of Medilife Holdings Limited ("Medilife"), which owned nursing homes in the United Kingdom. In July 1993, upon ensuing litigation, the Company assigned its contractual rights to the shares of Medilife and the underlying assets and certain causes of action against the Medilife shareholders to a third party in exchange for investment securities. In 1993, the Company acquired sign fabrication assets and commenced equipment leasing activities. Difficulties in securing viable leases terminated these activities and in 1995, the assets were sold. Beginning December 1992, the Company has had no operations and, accordingly, is a company in the development stage. Management has been pursuing business opportunities in the equipment leasing industry and other industries.

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

2.  Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses from operating activities since Inception. This is a direct result of the Company having no operating revenues to cover fees for professional services and other overhead that the Company has incurred. The Company has received financial support from NuVen Advisors, Inc. ("NuVen"), an affiliate as discussed in Note 6, since 1994 and is dependent upon NuVen for future working capital. The Company's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Company's existence is dependent upon continuing financial support from NuVen for at least the next 12 months. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)

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

The Company's net deferred tax assets at December 31, 1999, consist of net operating loss carryforwards amounting to approximately $6.6 million. At December 31, 1999, the Company provided a 100% valuation allowance for these net operating loss carryforwards totaling approximately $2.2 million. During the years ended December 31, 1999 and 1998, the Company's valuation allowance increased $37,000 and $47,000, respectively.

The difference between the tax benefit assuming a Federal rate of 34% and amounts recorded in the financial statements of 0% is the result of the Company recording a 100% valuation allowance for its deferred tax assets.

As a result of changes in ownership, the Company's use of net operating loss carry forwards may be limited by section 382 of the Internal Revenue Code until such net operating loss carryforwards expire. Deferred tax assets have been computed using the maximum expiration terms of 20 and 5 years for federal and state tax purposes, respectively.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)

2.  Significant Accounting Policies (Continued)

Loss Per Common Share

SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. The Company's capital structure is not complex and adoption had no impact on prior amounts reported. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. All per share amounts are reported, as adjusted, after the merger and resulting reverse stock split.

Options to purchase 1,916,000 shares of common stock were outstanding as of December 31, 1999. The effect of these stock options granted but not exercised has been excluded in the accompanying statements of operations as the effect would have been anti-dilutive.

Reclassification of Prior Year Amounts

To enhance comparability, the 1998 and Inception through December 31, 1999 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in 1999.

Financial Instruments

At December 31, 1999, the Company has no material assets considered financial instruments. Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities.

Issuance of Common Stock

From time to time and in the ordinary course of business, the Company issues common stock for assets, services and to reduce debt. These issuances have been recorded in accordance with APB 16 at the fair market value of the stock issued, or the fair market value of the assets acquired, services provided, or debt forgiven, whichever value is more clearly evident.

Reporting Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income, as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company had adopted the provisions of this statement during 1998, with no impact on the accompanying financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)


2.  Significant Accounting Policies (Continued)

Disclosures about Segments of an Enterprise and Related Information

SFAS No. 131, "Disclosures of an Enterprise and Related Information" requires disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company adopted the provisions of this statement for 1998. These disclosure requirements will not impact the Company's financial position or results of operations. At December 31, 1998, the Company had no identifiable assets or operations constituting a segment as defined by this statement.

Stock-based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS 123 had been applied.

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

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)



3.  Impairment of Assets

Dishwasher Assets

As mentioned in Note 1, the Company's various activities included, among others, to develop, manufacture, and sell a non-electric dishwasher. Activities related to the Dishwasher Assets primarily consisted of research and development and attempts to sell the rights to the assets for royalty fees. In 1993, the Company sold all the tools, dies and technology of the Dishwasher Assets to NuVen for a $2,500,000 promissory note. In 1994, NuVen and the Company mutually agreed to a cancellation of the promissory note in exchange for the return of the Dishwasher Assets to the Company. In addition, the Company decided to abandon its attempts to sell the Dishwasher Assets and wrote them off. The discontinued activities of the Dishwasher Assets do not constitute a segment of a business, but rather, normal shifting of product emphasis incident to the continuing operations of the Company. As such, losses from such discontinuance have not been reported as losses from discontinued operations in the accompanying financial statements.

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

4.    Sale of Leasing Equipment

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

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)




5.  Stockholder Transactions

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

Common Stock Purchase Options

The following table sets forth the common stock purchase options activity during the years ended 1999 and 1998:

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)




                                                                                       Weighted
                                                                      Range of         Average
                                                     Options      Exercise Prices   Exercise Price
Outstanding and exercisable, December 31, 1997       1,982,664     $0.01 - $0.20        $0.02
Granted                                                250,000          $0.10           $0.10
Canceled                                               316,666     $0.01 - $0.20        $0.10
Outstanding and exercisable, December 31, 1998       1,915,998     $0.01 - $0.10        $0.02
Granted                                                500,000          $0.50           $0.50
Canceled                                               499,998          $0.01           $0.01
Outstanding and exercisable, December 31, 1999       1,916,000     $0.01 - $0.50        $0.15

From time to time, the Company's Board of Directors grant options to purchase its common stock. The exercise prices have been determined by the Board of Directors based on fair value of the underlying common stock at the date of grant.

In January 1994, the Company adopted the Nonqualified Stock Option Plan
(the "Plan"). The Plan expired on August 1, 1999. Accordingly, during the year ended December 31, 1999, options to purchase 499,998 shares of common stock with exercise prices of $.01 per share expired.

The Company has elected to account for its stock-based compensation to its sole employee under APB 25. As of December 31, 1999, the potential realizable value of each grant of options is not significant due to a lack of a market price for the shares of common stock underlying the options. As such, the pro forma disclosures required by FAS 123 would not cause the pro forma information to be materially different from the historical information.

In connection with an employment agreement, the Company issued options to purchase 1,000,000 shares of common stock at an exercise price of $.01 per share on August 1, 1995. The options expire on January 1, 2002. No amounts were exercised.

In connection with an Advisory and Management Agreement with NuVen
Advisors, the Company granted options to purchase 250,000 shares of common stock at an exercise price of $.10 per share on January 1, 1998. The options are fully vested and expire on January 1, 2003. Effective October 1, 1999, the agreement was amended and additional options to purchase 500,000 shares was granted at an

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)

exercise price of $.50 per share. These additional options are fully vested and expire on January 1, 2003. Using the minimum value method, the value of such stock options is not significant.

In connection with two consulting agreements, the Company granted options to purchase 166,000 shares and 166,666 shares of common stock at exercise prices of $.01 per share. The options fully vested at the date of grant. Options to purchase 166,666 shares pursuant to one agreement expired on August 1, 1999. Options to purchase 166,000 shares pursuant to the second agreement expire on January, 1, 2003. Using the minimum value method, the value of such stock options is not significant.

6.  Related Party and Other Transactions

On January 1, 1998, the Company entered into an advisory and management agreement with NuVen to perform administrative, human resource and merger/acquisition services. Pursuant to such agreement, the Company agreed to pay NuVen $36,000 annually, payable monthly in $3,000 increments in arrears, and granted NuVen options to purchase 250,000 shares of the Company's common stock exercisable at a price of $.10 per share. On October 1, 1999, the agreement was amended for up to $42,000 annually, with additional options to purchase 500,000 shares of the Company's common stock granted at a price per share of $0.50 (Note
5). The Company expensed $38,000, and $36,000 during fiscal 1999 and 1998, respectively, and had $247,189 due to NuVen as of December 31, 1999.

In January 1995, the Company entered into an employment agreement with Mr.
Luke, pursuant to which Mr. Luke is to hold the office of President through December 2000. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share of $.01 (Note 5). No cash payments were made to Mr. Luke by the Company during the years 1999 and 1998 for services provided. The Company expensed $54,000 during 1999 and 1998, each, and had $270,000 due to Mr. Luke as of December 31, 1999. Mr. Luke expects to satisfy such obligation through the issuance of common stock.

Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven Dong, pursuant to which Mr. Dong was to perform accounting services and to hold the office of Chief Financial Officer. Pursuant to the agreement, the Company agreed to pay Mr. Dong $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,666 shares of the Company's common stock at an exercise price of $.01 per share (Note 5). Effective July 1, 1997, Mr. Dong resigned as Chief Financial Officer and continued to perform services as an advisor on a month-to-month basis through December 1998. No cash payments were made to Mr. Dong by the Company during 1999 and 1998. The Company expensed $12,000 in 1998 and had $40,000 due to Mr. Dong as of December 31, 1999.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    Notes to Financial Statements (Continued)

On January 1, 1997, the Company entered into a consulting agreement with Mr. J. L. Lawver, pursuant to which Mr. Lawver is to perform advisory services. Pursuant to the agreement, the Company agreed to pay Mr. Lawver $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Company's common stock at an exercise price of $.01 per share (Note 5). No cash payments were made to Mr. Lawver by the Company during 1999 and 1998. The Company expensed $12,000 in 1999 and 1998, each, and had $48,000 due to Mr. Lawver as of December 31, 1999.

                                      F-17
                                                             [HART\10K\123199-3]