Form 10QSB
period 2000-03-31
HART INDUSTRIES INC
filed 2000-05-15
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000               Commission File No.    0-12746

                             HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                    33-0661675
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


 4695 MacArthur Court, Suite 530, Newport Beach, CA               92660
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

                                            Yes    X         No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


   As of April 30, 2000, there were 1,730,960 shares of the Registrant's $ .01 par value common stock issued and outstanding.

                              HART INDUSTRIES, INC.
                                      INDEX



                                                                           Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheet - March 31, 2000 (unaudited)........................ 1

          Statements of Operations - Three Months Ended
             March 31, 2000 and 1999 (unaudited)............................ 2

          Statements of Cash Flows - Three Months Ended
             March 31, 2000 and 1999 (unaudited)............................ 3

          Notes to Financial Statements..................................... 4


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations..................... 7



                                     PART II

Item 1.   Legal Proceedings................................................. 8

Item 2.   Changes In Securities............................................. 8

Item 3.   Defaults Upon Senior Securities................................... 8

Item 4.   Submission of Matters to a Vote of Security Holders............... 8

Item 5.   Other Information................................................. 8

Item 6.   Exhibits and Reports on Form 8-K.................................. 8

          Signatures........................................................ 9

                                        I

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                                  Balance Sheet
                              As of March 31, 2000
                                   (Unaudited)

ASSETS

Current assets:
   Cash                                                       $          445

         Total current assets                                            445

                                                              $          445

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                           $          608
   Accrued professional fees                                           2,000
   Income taxes payable                                                8,280

         Total current liabilities                                    10,888

Due to affiliates                                                    676,589

         Total liabilities                                           687,677

Stockholders' equity (deficit):
   Common stock, $ .01 par value; 50,000,000 shares authorized;
      1,730,960 shares issued and outstanding                         17,310
    Additional paid-in capital                                     5,946,548
    Deficit accumulated during development stage                  (6,651,090)
         Total stockholders' equity (deficit)                       (687,232)

                                                              $          445









              See accompanying notes to these financial statements

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                               For the Three Months Ended
                                                        March 31,
                                               2000                   1999
                                            (Unaudited)            (Unaudited)
Net Sales                                  $          -           $          -
Cost of Sales                                         -                      -
Gross Profit                                          -                      -
Costs and expenses:
General and administrative                       29,045                 25,545
    Totals                                       29,045                 25,545
Net income (loss)                          $    (29,045)          $    (25,545)
Net income (loss) per common share         $       (.02)          $       (.01)
Weighted average common
 shares outstanding                           1,730,960              1,730,960














              See accompanying notes to these financial statements

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                  Three Months
                                                                 Ended March 31,

                                                              2000              1999
Cash flows from operating activities:
   Net loss                                                $   (29,045)      $   (25,545)
        Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable and
            accrued expenses                                    (8,731)                -
        Increase  in other  liabilities                         38,000            25,500
   Net cash provided by (used in) operating activities             224               (45)


Net increase (decrease) in cash                                    224               (45)

Cash at beginning of period                                $       221       $       197
Cash at end of period                                      $       445       $       152










              See accompanying notes to these financial statements

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


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

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2000
                                   (Unaudited)


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


Note 3.    RELATED PARTY AND OTHER TRANSACTIONS

Effective October 1, 1999, as amended, the Company had a advisory and management agreement with NuVen to perform administrative, human resource and merger/acquisition services. Pursuant to such agreement, the Company agreed to pay NuVen $42,000 annually, payable monthly in $3,500 increments in arrears, and granted NuVen an option to purchase 250,000 shares of the Company's common stock exercisable at a price of $.10 per share. The Company expensed $10,500 and $9,000 during the three-month periods ended March 31, 2000 and 1999, respectively, and had $260,000 due to NuVen as of March 31, 2000.

In January 1995, the Company entered into an employment agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 2000. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share of $.01 (Note 5). No cash payments were made to Mr. Luke by the Company during the three-month period ended March 31, 2000 and 1999 for services provided. The Company expensed $13,500 during the three-month period ended March 31, 2000 and 1999, each, and had $2283,500 due to Mr. Luke as of March 31, 2000. Mr. Luke expects to satisfy such obligation through the issuance of common stock.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2000
                                   (Unaudited)




Note 3.   RELATED PARTY AND OTHER TRANSACTIONS (continued)

Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer. Pursuant to the agreement the Company agreed to pay Mr. Dong $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Company's common stock at an exercise price of $.01 per share (Note 5). Effective July 1, 1997, Mr. Dong resigned as Chief Financial Officer and continues for a period of time to perform services as an advisor on a month to month basis. No cash payments were made to Mr. Dong by the Company during the three-month period ended March 31, 2000 and 1999 and had $40,000 due to Mr. Dong as of March 31, 2000.

On January 1, 1997, the Company entered into a consulting agreement with Mr. J.L. Lawver, pursuant to which Mr. Lawver is to perform advisory services. Pursuant to the agreement the Company agreed to pay Mr. Lawver $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Company's common stock at an exercise price of $.01 per share. No cash payments were made to Mr. Lawver by the Company during the three-month period ended March 31, 2000 and 1999. The Company expensed $3,000 during the three-month period ended March 31, 2000 and 1999, each, and had $43,000 due to Mr. Lawver as of March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

   There were no operations during the three months ended March 31, 2000. As a result, there were no operating revenues or cost of revenues recorded during the three months ended March 31, 2000.

   The Registrant's general and administrative expenses were $29,045 for the three months ended March 31, 2000, as compared to $25,545 for the same period last year. The change is primarily attributable to continued services provided by professional consultants and other advisors.

Liquidity and Capital Resources

   The Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had minimal cash and cash equivalents at March 31, 2000, and December 31, 1999, respectively, and working capital deficiency of $10,554 and $38,398 as of March 31, 2000, and December 31, 1999, respectively. The working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the periods. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

Going Concern

   As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of March 31, 2000, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 2000. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

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

                                         HART INDUSTRIES, INC.
                                         (Registrant)



Date:    May 15, 2000                    By:/s/   Fred G. Luke
                                                  Fred G. Luke,
                                                  President