Form 10QSB
period 2000-06-30
HART INDUSTRIES INC
filed 2000-08-14
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000                Commission File No.    0-12746

                             HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  Nevada                                    33-0661675
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification Number)


 4695 MacArthur Court, Suite 530, Newport Beach, CA             92660
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

                                                 Yes   X          No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of July 31, 2000, there were 1,730,960 shares of the Registrant's $ .01 par value common stock issued and outstanding.

                              HART INDUSTRIES, INC.
                                      INDEX



                                                                           Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheet - June 30, 2000 (unaudited).........................1

          Statements of Operations - Three and Six Months Ended
             June 30, 2000 and 1999 (unaudited) and the period from
             October 29, 1982 (inception) to June 30, 2000 (unaudited)......2

          Statements of Cash Flows - Six Months Ended
             June 30, 2000 and 1999 (unaudited) and the period from
             October 29, 1982 (inception) to June 30, 2000 (unaudited)......3

          Notes to Financial Statements.....................................5

Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations.....................8



                                     PART II

Item 1. Legal Proceedings...................................................9

Item 2.   Changes In Securities.............................................9

Item 3.   Defaults Upon Senior Securities...................................9

Item 4.   Submission of Matters to a Vote of Security Holders...............9

Item 5.   Other Information.................................................9

Item 6.   Exhibits and Reports on Form 8-K..................................9

          Signatures........................................................10

                                        I

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                                  Balance Sheet
                               As of June 30, 2000
                                   (Unaudited)



ASSETS
Current assets:
   Cash                                                        $            197

         Total current assets                                               197

                                                               $            197

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                            $            608
   Accrued professional fees                                              3,500
   Income taxes payable                                                   8,280

         Total current liabilities                                       12,388

Due to affiliates                                                       693,589

         Total liabilities                                              705,977

Stockholders' deficit:
   Common stock, $ .01 par value; 50,000,000 shares authorized;
      1,730,960 shares issued and outstanding                            17,310
    Additional paid-in capital                                        5,946,548
    Deficit accumulated during development stage                     (6,669,638)

         Total stockholders' deficit                                   (705,780)

                                                              $             197






              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Operations
      For the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)
  and the Period from October 29, 1982 (Inception) to June 30, 2000 (Unaudited)





                                                                                                      Period from
                                                                                                      October 29,
                                                                                                          1982
                                          For the Three Months Ended      For the Six Months Ended    (Inception)
                                                    June 30,                      June 30,                 to
                                                                                                        June 30,
                                            2000             1999            2000          1999           2000
                                         (Unaudited)      (Unaudited)     (Unaudited)   (Unaudited)   (Unaudited)
Net revenues                             $          -    $           -   $          -   $         -  $          -
Cost of revenues                                    -                -              -             -             -
                                                    -                -              -             -             -
Costs and expenses:
   General and administrative expenses         28,548           25,641         57,593        51,186       973,897
   Provision for write-down of property
      and equipment                                 -                -              -             -       251,564
   Impairment of Dishwasher Assets                  -                -              -             -     2,500,000
   Total costs and expenses                    28,548           25,641         57,593        51,186     3,725,461
Operating loss                                (28,548)         (25,641)       (57,593)      (51,186)   (3,725,461)
Other income (expense):
   Interest income                                  -                -              -             -        96,750
   Gain on sale of assets                           -                -              -             -        10,800
   Loss on sale of assets                           -                -              -             -      (500,000)
   Impairment of investments                        -                -              -             -      (750,000)
   Total other income (expense)                     -                -              -             -    (1,142,450)
Loss from continuing operations               (28,548)         (25,641)       (57,593)      (51,186)   (4,867,911)
Loss from discontinued operations,
   net of tax of $0                                 -                -              -             -    (1,801,727)
Net loss                                 $    (28,548)   $     (25,641)   $   (57,593)  $   (51,186) $ (6,669,638)
Basic and diluted loss per share:
  Continuing operations                  $       (.02)   $        (.01)   $      (.03)  $      (.03)
  Discontinued operations                           -                -              -             -
  Net loss                               $       (.02)   $        (.01)   $      (.03)  $      (.03)
Weighted average common shares
   outstanding                              1,730,960        1,730,960      1,730,960     1,730,960

              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Cash Flows
           For the Six Months Ended June 30, 2000 and 1999 (Unaudited)
  and the Period from October 29, 1982 (Inception) to June 30, 2000 (Unaudited)

                                                                                                 Period
                                                                                               From October
                                                                                                 29, 1982
                                                                                              (Inception) to
                                                                                                 June 30,
                                                                                                   2000
                                                                                                (Unaudited)
                                                                   Six Months Ended June 30,

                                                                     2000            1999
                                                                  (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $    (57,593)   $   (51,186)  $(6,669,638)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                         -              -       224,503
      Loss from return of defective products                                -              -       241,996
      Loss on sale of assets                                                -              -       500,000
      Gain on sale of assets                                                -              -       (10,800)
      Interest expense on note payable to affiliate                         -              -       229,724
      Capital contributed for services                                      -              -       103,500
      Common stock issued for services                                      -              -        53,750
      Gain on liquidation of subsidiary                                     -              -      (108,861)
      Impairment of Dishwasher Assets                                       -              -     2,500,000
      Provision for write-down of property and equipment                    -              -       251,564
      Impairment of investments                                             -              -       750,000
      Changes in operating assets and liabilities:
        (Decrease) increase in accounts payable                           519              -           608
        (Decrease) increase in accrued professional fees               (7,750)             -         3,500
        Increase in income taxes payable                                    -              -         8,280
        Net cash used in operating activities                         (64,824)       (51,186)   (1,921,874)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                       -              -      (858,592)
Acquisition of patents and trademarks                                       -              -      (122,778)
Disposal of assets                                                          -              -       112,647
      Net cash used in investing activities                                 -              -      (868,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to affiliates                                          64,800         51,100       693,589
Net proceeds from issuance of common stock                                  -              -       180,116
Net borrowings on note payable                                              -              -     1,848,489
Contribution from shareholder                                               -                       68,600
      Net cash provided by financing activities                        64,800         51,100     2,790,794
        Net increase (decrease) in cash                                   (24)           (86)          197
        Cash at beginning of period                                       221            197             -
        Cash at end of period                                     $       197      $     111   $       197


              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Cash Flows
                                   (Continued)




                                                                                                         Period
                                                                                                       From October
                                                                                                          29, 1982
                                                                                                      (Inception) to
                                                                     Six Months Ended June 30,           June 30,
                                                                      2000                1999            2000
                                                                   (Unaudited)         (Unaudited)     (Unaudited)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Acquisition of Transmeridian Gas and Oil Company in exchange
   for common stock                                                                                   $      679,139
Acquisition of Hart (UK) in exchange for common stock                                                 $       46,100
Common stock issued in dissolution of subsidiary                                                      $        6,868
Common stock issued for assets                                                                        $    2,266,474
Common stock issued for services                                                                      $       53,750
Common stock issued for satisfaction of note payable to affiliate                                     $    2,332,025
Common stock issued for forgiveness of long-term note payable                                         $      656,250
Equipment acquired by long-term note payable and capital leases                                       $    1,969,817
Long-term liabilities assumed on liquidation of subsidiary                                            $      944,016
Assets acquired on liquidation of subsidiary                                                          $    1,374,853
Assets issued for payments of note payable                                                            $      469,042


















              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30,2000
                                   (Unaudited)


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

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

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


Note 3.   RELATED PARTY AND OTHER TRANSACTIONS

     Effective October 1, 1999, as amended, the Company had a advisory and management agreement with NuVen to perform administrative, human resource and merger/acquisition services. Pursuant to such agreement, the Company agreed to pay NuVen $42,000 annually, payable monthly in $3,500 increments in arrears, and granted NuVen an option to purchase 250,000 shares of the Company's common stock exercisable at a price of $.10 per share. The Company expensed $21,000 and $18,000 during the six-month periods ended June 30, 2000 and 1999, respectively, and had $270,500 due to NuVen as of June 30, 2000.

     In January 1995, the Company entered into an employment agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 2000. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share of $.01. No cash payments were made to Mr. Luke by the Company during the six-month periods ended June 30, 2000 and 1999 for services provided. The Company expensed $27,000 during the six-month periods ended June 30, 2000 and 1999, each, and had $297,000 due to Mr. Luke as of June 30, 2000. Mr. Luke expects to satisfy such obligation through the issuance of common stock.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2000
                                   (Unaudited)




Note 3.   RELATED PARTY AND OTHER TRANSACTIONS (continued)

     Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer. Pursuant to the agreement the Company agreed to pay Mr. Dong $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Company's common stock at an exercise price of $.01 per share. Effective July 1, 1997, Mr. Dong resigned as Chief Financial Officer. No cash payments were made to Mr. Dong by the Company during the six-month periods ended June 30, 2000 and 1999 and had $40,000 due to Mr. Dong as of June 30, 2000.

     On January 1, 1997, the Company entered into a consulting agreement with Mr. J.L. Lawver, pursuant to which Mr. Lawver is to perform advisory services. Pursuant to the agreement the Company agreed to pay Mr. Lawver $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 166,000 shares of the Company's common stock at an exercise price of $.01 per share. No cash payments were made to Mr. Lawver by the Company during the six-month periods ended June 30, 2000 and 1999. The Company expensed $6,000 during the six- month periods ended June 30, 2000 and 1999, each, and had $46,000 due to Mr. Lawver as of June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Three Months Ended June 30, 2000 Compared to Three Months Ended June 30,
1999

     There were no operations during the three months ended June 30, 2000 or 1999. As a result, there were no operating revenues or cost of revenues recorded during the three months ended June 30, 2000 or 1999.

     The Registrant's general and administrative expenses were $28,548 for the three months ended June 30, 2000, as compared to $25,641 for the same period last year. The change is primarily attributable to continued services provided by professional consultants and other advisors.

     Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     The Registrant had no operations for the six months ended June 30, 2000 or 1999.

     The Registrant's total general and administrative expenses were $57,593 for the six months ended June 30, 2000, as compared to $51,186 for the same period last year. The expense is primarily attributable to continued services provided by professional consultants and other advisors.

     Liquidity and Capital Resources

     The Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had minimal cash and cash equivalents at June 30, 2000 and working capital deficiency of $12,191 as of June 30, 2000. The working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the periods. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowing.

     Going Concern

     As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of June 30, 2000, to finance future operations. The Registrant has received financial support from NuVen and is dependent upon NuVen for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 2000. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

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



                               HART INDUSTRIES, INC.
                               (Registrant)



Date:  August 14, 2000         By:  /s/  Fred G. Luke
                                         Fred G. Luke,
                               President and Principal Accounting Person