Form 10QSB
period 2000-09-30
HART INDUSTRIES INC
filed 2000-11-20
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000          Commission File No.    0-12746

                                HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                  33-0661675
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


 4695 MacArthur Court, Suite 1450, Newport Beach, CA                      92660
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

                                                            Yes   X          No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of November 16, 2000, there were 180,200 shares of the Registrant's $.01 par value common stock issued and outstanding.

                              HART INDUSTRIES, INC.
                                      INDEX



                                                                           Page
                                     PART I

Item 1. Financial Statements

        Balance Sheet - September 30, 2000 (unaudited).....................  1

        Statements of Operations - Three and Nine Months Ended
           September 30, 2000 and 1999 (unaudited) and the
           period from October 29, 1982 (inception) to
           September 30, 2000 (unaudited)..................................  2

        Statements of Cash Flows - Nine Months Ended
           September 30, 2000 and 1999 (unaudited) and the
           period from October 29, 1982 (inception) to
           September 30, 2000 (unaudited)..................................  3

        Notes to Financial Statements....................................... 5

Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations....................... 7



                                     PART II

Item 1. Legal Proceedings................................................... 9

Item 2. Changes In Securities............................................... 9

Item 3. Defaults Upon Senior Securities..................................... 9

Item 4. Submission of Matters to a Vote of Security Holders................. 9

Item 5. Other Information................................................... 9

Item 6. Exhibits and Reports on Form 8-K.................................... 9

        Signatures......................................................... 10

                                        I

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                                  Balance Sheet
                            As of September 30, 2000
                                   (Unaudited)

ASSETS

Current assets -
   Cash                                                             $    27,017

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                 $     4,927
   Income taxes payable                                                   8,280

       Total current liabilities                                         13,207

Due to affiliates                                                        58,313

       Total liabilities                                                 71,520

Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000
     shares authorized; 180,199 shares
     issued and outstanding                                               1,802
   Additional paid-in capital                                         6,781,216
   Deficit accumulated during development stage                      (6,827,521)

         Total stockholders' deficit                                    (44,503)

                                                                    $    27,017











              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Operations



                          For the Three Months Ended     For the Nine Months Ended     (Inception)
                                                                                              to
                                    September 30,                 September 30,        September 30, 2000
                               2000            1999          2000            1999
                           (Unaudited)      (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)

Net revenues               $         -      $         -    $         -    $         -     $         -
Cost of revenues                     -                -              -              -               -

                                     -                -              -              -               -
Costs and expenses:
   General and
     administrative expenses   157,882           25,545        215,475          76,731      1,131,779
   Provision for write-down
     of property and equipment       -                -              -               -        251,564
   Impairment of
     Dishwasher Assets               -                -              -               -      2,500,000

   Total costs and expenses    157,882           25,545        215,475          76,731      3,883,343

Operating loss                (157,882)         (25,545)      (215,475)        (76,731)    (3,883,343)

Other income (expense):
   Interest income                   -                -              -               -         96,750
   Gain on sale of assets            -                -              -               -         10,800
   Loss on sale of assets            -                -              -               -       (500,000)
   Impairment of investments         -                -              -               -       (750,000)

   Total other income
   (expense)                         -                -              -               -     (1,142,450)

Loss from continuing
   operations                 (157,882)         (25,545)      (215,475)        (76,731)    (5,025,793)

Loss from discontinued
   operations, net
   of tax of $0                      -                -              -               -     (1,801,727)

Net loss                   $  (157,882)     $   (25,545)   $  (215,475)   $    (76,731)   $(6,827,520)

Basic and diluted
   loss per share:

  Continuing operations    $     (1.27)     $      (.37)   $     (2.46)   $      (1.11)

  Discontinued operations            -                -              -               -

  Net loss                 $     (1.27)     $      (.37)   $     (2.46)   $      (1.11)

Weighted average common
   shares outstanding          124,719           69,239         87,733          69,239


              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Cash Flows

                                                                     Period
                                                                   From October
                                                                     29, 1982
                                 Nine Months Ended September 30,  (Inception) to
                                                                   September 30,
                                    2000               1999             2000
                                (Unaudited)         (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                        $ (215,475)         $  (76,731)     $(6,827,520)

  Adjustments to reconcile
   net loss to net cash
   used in operating
   activities:
     Depreciation and
       amortization                      -                   -          224,503
     Loss from return
       of defective products             -                   -          241,996
     Loss on sale of assets              -                   -          500,000
     Gain on sale of assets              -                   -          (10,800)
     Interest expense on
       note payable to affiliate         -                   -          229,724
     Capital contributed
       for services                      -                   -          103,500
     Common stock issued
       for services                125,000                   -          178,750
     Gain on liquidation
       of subsidiary                     -                   -         (108,861)
     Impairment of Dishwasher
       Assets                            -                   -        2,500,000
     Provision for write-down
       of property and equipment         -                   -          251,564
     Impairment of investments           -                   -          750,000
     Changes in operating assets
       and liabilities:
       (Decrease) increase in
         accounts payable           (6,413)            (11,189)           4,926
       Increase in income
         taxes payable                   -                   -            8,280

       Net cash used in
         operating activities      (96,888)            (87,920)      (1,953,938)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                    -                   -         (858,592)
Acquisition of patents
  and trademarks                         -                   -         (122,778)
Disposal of assets                       -                   -          112,647

       Net cash used in
         investing activities            -                   -         (868,723)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances (repayments)of
  due to affiliates               (162,976)             87,789          465,813
Net proceeds from issuance
  of common stock                  286,660                   -          466,776
Net borrowings on
  note payable                           -                   -        1,848,489
Contribution from
  shareholder                            -                   -           68,600

       Net cash provided by
         financing activities      123,684              87,789        2,849,678

         Net increase (decrease)
           in cash                  26,796                (131)          27,017

        Cash at beginning
           of period                   221                 197                -

        Cash at end of period   $   27,017          $       66      $    27,017

               See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                            Statements of Cash Flows
                                   (Continued)

                                                                     Period
                                                                From October 29,
                                                                      1982
                               Nine Months Ended September 30,   (Inception) to
                                                                  September 30,
                                    2000           1999               2000
                                 (Unaudited)    (Unaudited)        (Unaudited)
SUPPLEMENTAL SCHEDULE OF
NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Acquisition of
  Transmeridian Gas and
  Oil Company in exchange
  for common stock                                                $     679,139

Acquisition of Hart (UK)
  in exchange for common stock                                    $      46,100

Common stock issued in dissolution
  of subsidiary                                                   $       6,868

Common stock issued for assets                                    $   2,266,474

Common stock issued
  for services                   $  125,000                       $     178,750

Common stock issued
  for satisfaction of notes
  payable to affiliates          $  407,500                       $   2,742,525

Common stock issued for
  forgiveness of long-term
  note payable                                                    $     656,250

Equipment acquired by long-term
  note payable and capital leases                                 $   1,969,817

Long-term liabilities assumed on
  liquidation of subsidiary                                       $     944,016

Assets acquired on liquidation
  of subsidiary                                                   $   1,374,853

Assets issued for payments of
  note payable                                                    $     469,042















              See accompanying notes to these financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                September 30,2000
                                   (Unaudited)


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

Reverse Stock Split

     On October 2, 2000, the Board of Directors approved a 25 for 1 reverse stock split. All shares and per share amounts have been restated for the effect of the reverse stock split.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 2000
                                   (Unaudited)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses from operating activities since Inception. This is a direct result of the Company having no operating revenues to cover fees for professional services and other overhead that the Company has incurred. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has received financial support from NuVen Advisors, Inc. ("NuVen") and NewBridge Capital, Inc. ("NewBridge"), an affiliate as discussed in Note 3, since. The Company's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Company's existence is dependent upon continuing financial support from NewBridge for at least the next 12 months.

Unaudited Interim Financial Statements

     The interim financial data as of September 30, 2000, and for the three months and nine months ended September 30, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of September 30, 2000, and the results of its operations and cash flows for the three months and nine months ended September 30, 2000 and 1999.


NOTE 3.  RELATED PARTY AND OTHER TRANSACTIONS

     Effective October 1, 1999, as amended, the Company had a advisory and management agreement with NuVen to perform administrative, human resource and merger/acquisition services. Pursuant to such agreement, the Company agreed to pay NuVen $42,000 annually, payable monthly in $3,500 increments in arrears, and granted NuVen an option to purchase 10,000 shares of the Company's common stock exercisable at $2.50 per share and 20,000 exercisable at $12.50 per share. These options were exercised in August 2000 for aggregate proceeds of $275,000. On April 1, 2000, the advisory agreement was assigned to NewBridge, an entity related to NuVen. The Company expensed $10,500 and $27,000 during the nine-month periods ended September 30, 2000 and 1999, respectively. During the quarter ended September 30, 2000, the Company paid NuVen $247,516 for payments due under this agreement and other advances by NuVen. As of September 30, 2000, no amounts were due to NuVen.

     Effective April 1, 2000, the advisory and management agreement with NuVen was assumed by NewBridge. The Company expensed $21,000 during the nine-month period ended September 30, 2000, and had $21,000 due to NewBridge as of September 30, 2000.

     In January 1995, the Company entered into an employment agreement with Mr. Luke, pursuant to which Mr. Luke is to hold the office of President through December 2000. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 40,000 shares of the Company's common stock at an exercise price per share of $.25. In August 2000, Mr. Luke elected to exercise these options and the underlying shares were subsequently assigned to Newbridge.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 2000
                                   (Unaudited)

     Since the Company failed to resume trading of its stock until September 2000, it did not have the working capital to compensate Mr. Luke through August 2000. No cash payments were made to Mr. Luke by the Company during the nine-month periods ended September 30, 2000 and 1999. In January 2000, Mr. Luke notified the Company that he would be resigning as an officer and proposed a settlement of accrued compensation. In August 2000, 10,800 shares of common stock were issued in settlement of the $310,500 of accrued but unpaid compensation due to Mr. Luke. The Company expensed $40,500 during the nine-month periods ended September 30, 2000 and 1999, each, and had no remaining amount was due to Mr. Luke as of September 30, 2000. On October 1, 2000, the Company and Mr. Luke mutually agreed to termination of Mr. Luke's Employment Agreement. Mr. Luke has agreed to continue on as a director of the Company.

     Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer. Effective July 1, 1997, Mr. Dong resigned as Chief Financial Officer. In August 2000, 1,600 shares of common stock were issued to Mr. Dong, which satisfied the entire $40,000 amount payable to Mr. Dong. No cash payments were made to Mr. Dong by the Company during the nine-month periods ended September 30, 2000 and 1999 and no remaining amount was due to Mr. Dong as of September 30, 2000.

     On January 1, 1997, the Company entered into a consulting agreement with Mr. J.L. Lawver, pursuant to which Mr. Lawver is to perform advisory services. Pursuant to the agreement the Company agreed to pay Mr. Lawver $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 6,640 shares of the Company's common stock at an exercise price of $.25 per share. This option was exercised in August 2000 for proceeds of $1,660. Also in August 2000, 1,920 shares of common stock were issued to Mr. Lawver, which satisfied the entire $57,000 of the outstanding amount payable to Mr. Lawver. The Company expensed $9,000 during the nine-month periods ended September 30, 2000 and 1999, each, and had no remaining amount due to Mr. Lawver as of September 30, 2000.

     In September 2000, the Company issued 500,000 shares of its common stock to consultants of the Company for legal, accounting and financial services rendered. The shares issued were valued at $125,000.

     At the time of the settlement with Messrs. Luke, Dong and Lawver, the common shares of the Company were not trading. The difference between the amounts due to Messrs. Luke, Dong and Lawver and the estimated fair value of the common stock was treated as additional paid-in capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Three Months Ended September 30, 2000 Compared to Three Months Ended
       September 30, 1999

     There were no operating revenues recorded during the three months ended September 30, 2000 or 1999.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 2000
                                   (Unaudited)

     The Registrant's general and administrative expenses were $157,882 for the three months ended September 30, 2000, as compared to $25,545 for the same period last year. The change is primarily attributable stock issued for services provided by professional consultants and other advisors.

     Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     The Registrant had no revenues for the nine months ended September 30, 2000 or 1999.

     The Registrant's total general and administrative expenses were $215,475 for the nine months ended September 30, 2000, as compared to $76,731 for the same period last year. The change is primarily attributable to stock issued for services valued at $125,000, provided by professional consultants and other advisors.

     Liquidity and Capital Resources

     The Registrant has continued to incur net losses and negative cash flows from operating activities. The Registrant had minimal cash and cash equivalents at September 30, 2000 and had working capital of $13,810 as of September 30, 2000. The limited working capital is a direct result of the Registrant incurring expenses for professional, consulting and advisory services and other overhead during the periods. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing.

     During the quarter ended September 30, 2000, $286,660 of cash was received upon exercise of stock options. Additionally, during the quarter the Company incurred charges from affiliates of $40,500 and paid $257,153 to affiliates. At September 30, 2000, the Company owed its affiliates $58,313. The Company's advisors will not be paid until financial resources are available. In the event such financial resources are unavailable, such liability may be satisfied through the issuance of the Company's common stock.

     Going Concern

     As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of September 30, 2000, to finance future operations. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. The Registrant has received financial support from NuVen and NewBridge and is dependent upon NewBridge for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from NuVen for the remainder of fiscal year 2000.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 2000
                                   (Unaudited)

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes In Securities

        On October 2, 2000 the Board of Directors approved a 25 for 1 share reverse stock split.

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

                                         HART INDUSTRIES, INC.
                                         (Registrant)



Date:  November 20, 2000                 By:/s/ Jon L. Lawver
                                            Jon L. Lawver
                                            Secretary and Director