Form 10KSB
period 2000-12-31
HART INDUSTRIES INC
filed 2001-04-16
CIK 751145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000      Commission file number 0-12746

                              HART INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                   33-0661675
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

    21031 Ventura Blvd. Suite 520
        Woodland Hills, California                                     91364
(Address of Principal Executive Offices)                             (Zip Code)

       Registrant's telephone number, including area code: (818) 702-7900
                                  ____________
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value

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

           Class                 Number of Shares Outstanding at March 31, 2001
Common Stock , $.01 par value                   6,375,198 shares

                      Documents Incorporated by Reference:

                                      None

                                TABLE OF CONTENTS

                                                                            Page


Part I                     .................................................  3
         Item 1.           Business.........................................  3
         Item 2.           Properties.......................................  5
         Item 3.           Legal proceedings................................  5
         Item 4.           Submission of matters to a vote
                            of security holders.............................  5

Part II                    .................................................  6
         Item 5.           Market for common equity and related
                            stockholder matters.............................  6
         Item 6.           Management's discussion and analysis
                            of financial condition and results
                            of operations...................................  6
         Item 7.           Financial statements.............................  8
         Item 8.           Changes in and disagreements with
                            accountants on accounting and financial
                            disclosure......................................  8

Part III                   .................................................  9
         Item 9.           Directors, executive officers, promoters
                            and control persons of the company;
                            compliance with section 16(a) of the
                            exchange act.....................................  9
         Item 10. Executive compensation..................................... 13
         Item 11. Security ownership of certain beneficial owners
                   and management............................................ 14
         Item 12. Certain relationships and related transactions............. 15

Part IV                    .................................................. 17

         Item 13. Exhibits and reports on form 8-k........................... 17

                                     PART I


ITEM 1.  BUSINESS

    Hart Industries, Inc. ("us" or the "Company") was incorporated in the State of Utah in October, 1982. Its developmental activities through September 30, 1990 principally consisted of the negotiation of license agreements and incurring research and development costs in connection with, the development of a non-electric, water-powered dishwashers (the "Dishwasher Assets") and, later, an Underground Storage Tank Leak Detection System for use in petroleum storage applications.

    The Company's Dishwasher Assets did not develop beyond the prototype stage and, in December 1990, we sold the Dishwasher Assets to an unrelated third party for a promissory note in the principal amount of $3,000,000. In 1991 and 1992, the Company negotiated a rescission of the sale due to the failure of the purchaser to commence production. In May 1993, the Company again sold its Dishwasher Assets to a different unrelated party for $2,500,000 in the form of a promissory note. In August, 1994, the second note was canceled and the Dishwasher Assets were again returned to the Company. At that time, we had plans to liquidate the Dishwasher Assets in order to raise working capital. Our Board of Directors decided to abandon its attempts to sell the Dishwasher Assets, and wrote them off in 1994.

    Beginning in 1988 and continuing through 1992, we attempted to develop an underground storage tank leak detection system (the "Environmental Services") through an Environmental Services Division which we established in the Company. This service was designed to meet the stringent regulations promulgated by the Environmental Protection Agency ("EPA") in early 1989 covering pollution abatement caused by faulty underground storage tanks. We offered the Environmental Services, which included a complete tank package, to service station owners, small town municipalities and others who were not in compliance with the EPA's requirements. We explored arrangements for the manufacture, sale, installation and insurance of tanks, rather than acquiring the facilities, equipment and personnel necessary to perform such functions ourselves. The Environmental Services were discontinued in 1992.

    In May 1990, through our Environmental Services Division, we purchased for cash and stock a Transportable Sludge-Dewatering Treatment Unit ("TTU") and determined actively to engage in pollution cleanup. Subsequent to the closing of the transaction, the seller of the TTU and two of its officers disputed the title to the equipment and the process. We responded by filing a lawsuit in 1990, which was settled in 1992. The Environmental Services Division, through its TTU, generated revenues in 1990 of $403,000. No revenues associated with the TTU were generated subsequent to 1990. The use of the TTU stopped in December 1990 due to poor market conditions. The equipment was under contract to sell to a related party, however, the TTU was stolen in 1992 prior to its sale.

    In October 1989, the Company's stockholders approved a decrease in the authorized number of shares of common stock from 100,000,000 to 10,000,000 by way of a one-for-ten (1:10) reverse stock split effective April 13, 1991 (the "1991 Reverse Split").

    During 1991 and 1992, operating revenues of $496,000 and $73,000, respectively, were generated through the underground storage tank leak detection system of the Environmental Services Division.

    In July 1992, in exchange for 100,000 shares of our common stock, we acquired all the outstanding stock of MediLife Holdings Limited ("MediLife"), a British corporation. At the closing, the shareholders of MediLife represented that MediLife owned five nursing homes in the U.K. Subsequent to the closing, we learned that MediLife's title to the nursing homes had not been perfected due to various defects and ownership disputes (the "MediLife Claims"). Litigation ensued and, in July 1993, the Company assigned its contractual rights to the shares of MediLife and the underlying assets and causes of action against the MediLife shareholders to a third party in exchange for investment securities. In connection with this transaction, the purchaser of the MediLife shares effected a settlement of all outstanding litigation involving the MediLife claims.

    In July 1993, we acquired certain manufacturing assets ("Manufacturing Assets") for shares of our common stock. The Manufacturing Assets acquired as part of this transaction were leased to a sign fabrication firm in Costa Mesa, California, for use in its business. The lease was secured by the Manufacturing Assets and was personally guaranteed by the principal shareholder of the Lessee. In 1994, the Company did not receive any lease revenues from the Lessee. Due to uncertainties as to their realizable value, the Manufacturing Assets were written off during 1994. We terminated our lease due to Lessee's default and, in May 1995, the Manufacturing Assets were sold at a public auction.

    Effective March 8, 1994 the Company reincorporated in the State of Nevada pursuant to a merger with a wholly-owned Nevada corporation following shareholder approval. As part of such reincorporation, every twenty (20) shares of our common stock issued and outstanding prior to the reincorporation were automatically converted into one share of common stock of the Nevada corporation, which continued as Hart Industries, Inc. As a result, giving effect to the re-incorporation in Nevada, on the effective date of the merger we had 480,962 shares of common stock issued and outstanding and 50,000,000 shares authorized.

    Through March 9, 2001, we remained inactive, and our day-to-day business affairs were handled by NewBridge Capital, Inc. ("NewBridge"), Fred G. Luke (in his capacity as President of the Company), and various other professional consultants.

    On March 9, 2001, Holoworld Acquisition Corporation ("HAC"), a wholly-owned subsidiary of the Company, acquired all of the assets and properties of Holoworld, Inc., a Delaware corporation ("Holoworld") and Alisocor, LLC, a California limited liability company ("Alisocor" and, together with Holoworld, Inc., are referred to collectively in this Annual Report as "Holoworld") currently used or useful in the conduct of the Holoworld business (the "Business"), in exchange for the delivery by HAC of five million (5,000,000) shares of our common stock (the "Acquisition Shares"). As a result, Holoworld gained control of the Company, and will continue to have control until such time as the Acquisition Shares are registered by the Company with the Securities Exchange Commission for delivery to the individual equity owners of Holoworld through a liquidating distribution, after which Holoworld, Inc. and Alisocor will be dissolved. The Company is in the process of preparing the necessary combined financial statements for the combined businesses of the Company and Holoworld which, in addition to audited financial statements for the fiscal year ended December 31, 2000, will be filed by amendment to our Notice of Transaction on the Form 8-K, previously filed on March 26, 2001 and reporting the acquisition of Holoworld.

ITEM 2.  PROPERTIES

    We currently maintain our administrative offices at 21031 Ventura Blvd., Suite 520, Woodland Hills, California 91364, which replaces our previous offices at 4695 MacArthur Court, Suite 1450, Newport Beach, California 92660. We lease this space at the rate of $7,567 per month. While currently on a month-to-month tenancy, we are in the process of negotiating a new, more permanent lease.

         OTHER LEASES

    We also have leases for our Holoworld Cafe Themed-Entertainment Centers, including the location we are currently operating near Denver, CO, and for the sites of our future locations in New York, Texas, and California.

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

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Market Information

    There is no active market for our common stock. Our common stock has been sporadically traded in the Over-the-Counter stock market, on the Electronic Bulletin Board, under the symbol "HRII." On October 16, 2000, our Board of Directors effected a one (1) for twenty-five (25) reverse stock split.

    Stockholders of Record

    The approximate number of holders of record of our common stock as of the close of business on December 31, 2000 was approximately 925.

    Dividends

    We have never declared or paid any dividends on any class of our outstanding securities. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, to finance the conduct of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    There were no operations during 2000. As a result there were no revenues or cost of revenues recorded during 2000.

    Total general and administrative expenses increased 110% to approximately $229,000 in 2000, as compared to approximately $109,000 in 1999. The increase is primarily attributed to the costs related to the acquisition of Holoworld in March 2001.

    We are a development stage company, and have incurred aggregate losses of approximately $6.8 million from our inception on October 29, 1982 through December 31, 2000.

    In 1992, after difficulties involved in exploring arrangements for the manufacture, sale, installation and insurance of our Underground Storage Tank

Leak Detection Systems (the "Detection Systems"), we discontinued all operations. The Detection Systems only generated revenues during 1992 and 1991. Total revenues from the Detection Systems during 1992 and 1991 were $73,000 and $496,000, respectively. We recorded a loss from discontinued operations of $1,802,000; no benefit for income taxes was recorded due to the uncertainty of the ultimate realization of the related tax asset.

    In July 1993, in conjunction with our equipment leasing activities, the Company acquired assets and the business known as Signpac from an unrelated party for 150,000 shares of our common stock. The assets acquired were recorded at $313,000, the cost basis of the seller. We leased these assets to an unrelated party who subsequently defaulted on the lease payments.

    During 1994, the Company charged $2,876,000 against income to write-off the Dishwasher Assets in the amount of $2,500,000, marketable securities in the amount of $750,000 and recorded a $252,000 write-down of the Signpac Assets to their salvage value due to impairments in the assets and uncertainties regarding their recoverability and marketability. Subsequently, in May 1995, the Signpac Assets were sold at auction resulting in a gain of $11,000.

Liquidity and Capital Resources

    We have incurred net losses and negative cash flows from operating activities. We had cash of $878 as of December 31, 2000, and a working capital deficiency of $17,062. The increase in our working capital deficit is a direct result of our having no operating revenues during the year ended December 31, 2000 to cover fees for professional services and other overhead that we incurred. As of the date of this Report, we have no material commitments for capital expenditures or commitments for additional equity or debt financing, and no assurances can be made that its working capital needs can be met out of future operations or borrowings other that which will be assumed in the acquisition of Holoworld.

    As a result of our having no revenue producing activities, we had limited cash remaining as of December 31, 2000 to finance future operations. We received financial support from NewBridge, an affiliate, during fiscal 2000, and through March 8, 2001 we were dependent upon NewBridge for future working capital.

    After the acquisition of Holoworld, our plan is to continue searching for additional sources of equity and working capital and new operating opportunities for its themed restaurant operations. During 2000, we received $286,660 of cash upon exercise of stock options. We also received $1,030,000 from notes receivable related to the issuance of stock options in 2000. The notes receivable were assigned to NewBridge in March 2001 in settlement of the fee due in connection with the acquisition of Holoworld.

    Such conditions raise substantial doubt about our ability to continue as a going concern. As such, our independent accountants have modified their report to include an explanatory paragraph with respect to such uncertainty.


ITEM 7.  FINANCIAL STATEMENTS

    Financial statements included elsewhere herein are referred to in Item 13
(a) and are listed in the Index to financial statements filed as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On March 16, 2001, McKennon, Wilson & Morgan LLP was replaced as the Company's independent auditors, as a result of a change in control of the Company. McKennon, Wilson & Morgan, LLP previously issued an unqualified report dated January 10, 2000, assuming the Company will continue as a going concern, which did not contain any adverse opinion or disclaimer of opinion, or any qualification as to uncertainty, audit scope of accounting principles. There were no disagreements with McKennon, Wilson & Morgan, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the two year period prior.


(b) On March 16, 2001, the Company engaged the firm of Weinberg & Company, P.A., 1875 Century Park East, Suite 600, Los Angeles, CA 90067 as the Company's independent auditors.

                                                               PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)  Identification of Directors and Executive Officers.

    The following table sets forth certain information concerning the Company's directors and executive officers:

                          Position Held with                     Date First
     Name           Age     the Company                   Elected or Appointed
Sidney Z. Haider    33    President, CEO, Chairman      March 8, 2001 to Present
                          of the Board of Directors
Zara Haider         38    Vice President, Secretary,    March 8, 2001 to Present
                          Director
David Lister        41    Chief Operating Officer,      March 8, 2001 to Present
                          Director
Fred G. Luke        54    President                     July 24, 1993 to
                                                        December 28, 2000
                          Director                      July 24, 1993 to
                                                        December 28, 2000
Fred Graves Luke    79    Chief Financial Officer       July 31, 1993 to
                                                        April 21, 1996
                          Director                      July 31, 1993 to
                                                        December 28, 2000
John L. Lawver(1)   62    Chief Financial Officer       January 1, 1997 to
                                                        March 7, 2001
Wamiq A. Rahu       39    Director of Special           March 8, 2001 to Present
                          Projects/Games
Gary Coleman        33    Director of Advertising       March 8, 2001 to Present
                          Promotions and Publicity

        (1) During the period of December 29, 2000 to March 7, 2001, Mr. Lawver served as the acting Chief Executive Officer of the Company.

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

    Sidney Haider. President, Chief Executive Officer and Chairman of Board of Directors since March 2001. Mr. Haider served as President, Chief Executive Officer and Chairman of Board of Directors of Holoworld, Inc. from January 1997 to the present. Mr. Haider served as President and Chief Financial Officer for Everest Capital from December 1994 to December 1996. Everest Capital was a marketing company developed to assist internet-based online companies in their marketing and capital needs. Mr. Haider has a Bachelor of Science degree in Mechanical Engineering from NED University of Engineering and Technology, Pakistan.

    Zara Haider. Vice-President, Secretary, and Director since March 2001. Mrs. Haider served as Vice-President, Secretary, and Director of Holoworld, Inc. since January 1997 to the present. Mrs. Haider served as manager of E-Z Travel from March 1993 to September 1996. E-Z Travel was an international and domestic travel and tourism business. Mrs. Haider has Bachelor of Arts degree in Literature from St. Joseph College, Pakistan.

    David Lister. Chief Operating Officer since March 2001. Mr. Lister has served as the Chief Operating Officer of Holoworld, Inc. since February of 2001. Mr. Lister served in a consulting capacity to Holoworld, Inc. from August 1998 to January 2001. From 1990 to 1998, Mr. Lister served as President of Starcom Television Services, Inc., a television post-production business. Mr. Lister has a high school diploma from Thousand Oaks High School in California.

    Fred G. Luke. Mr. Fred Luke had been a Director, Chairman and President of the Company since July 24, 1993, until his resignation on December 28, 2000. Mr. Luke has over thirty (30) years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and Chief Executive Officer of NewBridge; Chairman and Chief Executive Officer of NuOasis Resorts, Inc. ("NuOasis"), Chairman and President of NuVen Advisors, Inc., ("NuVen Advisors") formerly New World Capital, Inc. ("New World"), Chairman and President of Diversified Land & Exploration Co. ("DL&E"). DL&E is a former publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Mr. Luke also served as Chairman and President of Group V Corporation ("Group V"), former subsidiary of NuOasis, which trades on the OTC Bulletin Board. DL&E was formerly in the environmental services and natural gas processing business. NuOasis is a publicly held company whose shares are traded on the OTC Bulletin Board. NuOasis is a diversified holding company with overseas gaming and domestic pasta production subsidiaries. NuOasis Gaming is a publicly traded (OTC Bulletin Board) holding company with domestic gaming development activities. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including NuOasis, Group V, VEI and the Company pursuant to independent Advisory and Management Agreements. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of the Company. NuVen Advisors is a stockholder of Group V, DL&E, NuOasis and the Company, and is also a beneficial stockholder of VEI. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

    Fred Graves Luke. Mr. Fred Graves Luke served as a Director and Chief Financial Officer of the Company from July 31, 1993 and resigned his position as Chief Financial Officer of the Company on April 21, 1996 and his position as a director on December 28, 2000. Mr. Luke also currently serves as Chairman of the Advisory Board of NuOasis. Prior to his association with the Company, Mr. Luke served as Chief Executive Officer of three private firms operating oil and gas properties from 1954 until his retirement in 1985. He received his B.A. and LLB Degrees from the University of Arizona and was admitted to the bar in the State of Arizona in 1950. Mr. Luke served in the U.S. Army Air Corp. in World War II as a pilot and served in the U.S. Air Force as a legal officer during the Korean War.

    Jon L. Lawver. Mr. Jon L. Lawver has been Chief Financial Officer of the Company since January 1997. Mr. Lawver has twenty-three (23) years of experience in the area of bank financing where he has assisted medium-sized companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988, Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment. Mr. Lawver also serves as an executive officer of Fantastic Foods, Inc., formerly a wholly-owned subsidiary of NuOasis, Resorts, Inc..

    Wamiq A. Rahu. Director of Special Projects/Games of HAC since March 2001. Director of Special Projects/Games of Holoworld, Inc. since March 1997. Mr. Rahu served as manager for Denny's Restaurants from 1995 to February 1997. He has a Bachelor of Science degree in Management from PECHS Foundation College, Pakistan.

    Gary Coleman. Director of Advertising Promotions and Publicity of HAC since March, 2001. Director of Advertising Promotions and Publicity of Holoworld, Inc. since Jan 1998. Mr. Coleman has been an actor and involved in the entertainment industry since 1975. He has a high school diploma.

(c)  Identification of Certain Significant Employees.

     None.

(d)  Family relationships

    Fred G. Luke is the son of Fred Graves Luke. Sidney Haider is married to Zara Haider. Other than these two relationships, there are no family relationships between any director or officer of the Company and any other director or officer of the Company.

(e)  Involvement in Certain Legal Proceedings.

     During the past five years, no director or officer of the Company has:

     1. Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings; except, however, that Fred G. Luke was Secretary of Diversified Production Services, Inc., an Oklahoma corporation ("DPS") which filed a Voluntary Petition under Chapter
         11 of the U.S. Bankruptcy Code in 1991. DPS was discharged from its bankruptcy proceedings in May 10, 1994 following the affirmative vote o n its Plan of Reorganization.

     2.  Been convicted in a criminal proceeding.

     3. Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities; except, however, that Holoworld, Inc., Sidney Haider, Zara Haider, and/or other parties, have been the subject of cease and desist orders in Alabama, Arkansas, Hawaii, Iowa, Kansas, and Pennsylvania related to the violation of state securities laws, based upon the offering and sale to investors of the securities of Holoworld and/or its affiliates without registration or being in compliance with any applicable exemption from registration.

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

    Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from January 1, 2000 through December 31, 2000 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

(a) Summary Compensation Table.

    The following summary compensation table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's President and four most highly paid officers ("Named Executive Officers"). There were no officers who earned in excess of $100,000 per annum:

Name and Principal      Fiscal   Salary    Other Annual          Options
Position                 Year      ($)     Compensation ($)      Granted (#)(1)

Fred G. Luke             2000    48,000         N/A                300,000
Chairman and President   1999    54,000         N/A                  N/A
(4-93 to 12-00)          1998    54,000         N/A                  N/A

(1) Except for stock option plans listed below in subsection (b), the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(b) Stock Options

    Options to purchase 1,030,000 shares of common stock were issued in December, 2000 at an exercise price of $1.00 per share. Options to purchase 20,000 shares of common stock were issued in October 1999 at an exercise price of $12.50 per share. The options are fully vested and expire on January 1, 2003. Options to purchase 10,000 shares of common stock were issued in January at an exercise price of $2.50 per share. The options are fully vested and expire on January 1, 2003.

    All of the stock options outstanding at December 31, 1999 were exercised in September 2000. All of the stock options granted during 2000 were exercised in December 2000. At December 31, 2000, there were no outstanding stock options.

(c) Long-Term Incentive Plans Table

    There were no long-term incentive plans during the last three fiscal years.

(d) Contracts with Named Executive Officer

    In January 1995, the Company entered into an employment agreement with Mr. Luke, as amended effective January 1, 2000 through December 31, 2004, pursuant to which Mr. Luke is to hold the office of President and chairman of the Board of Directors. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 1,000,000 shares of the Company's common stock at an exercise price per share at the estimated fair value of $.01 at date of grant. The contract was cancelled upon Mr. Luke's resignation December 28, 2000. Mr. Luke exercised all his available and unexercised options during 2000. The Company expensed $48,000 during 2000 and $54,000 in 1999 and 1998, each, and nothing was owed to Mr. Luke as of December 31, 2000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding ownership of the Company's common stock as of March 31, 2001. The table includes (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (b) each director individually, (c) the named executive officer, and (d) the directors and officers of the Company as a group. Unless otherwise indicated, the persons named in the table possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).

                                                 Amount and
                                                  Nature of
                    Name and Address             Beneficial
Title of Class      of Beneficial Owner           Interest   Percent of Class(1)

$.01 par value      Holoworld, Inc.
Common Stock        21031 Ventura Blvd. # 520
                    Woodland Hills,
                    California 91364             3,614,286(2)      56.4%

                    Alisocor LLC
                    c/o Holoworld, Inc.
                    21031 Ventura Blvd. # 520
                    Woodland Hills,
                    California 91364             1,385,714(2)      21.6%

                    Sidney Haider
                    c/o Holoworld, Inc.
                    21031 Ventura Blvd. # 520
                    Woodland Hills,
                    California 91364             670,302(3)        10.5%

                    Zara Haider
                    c/o Holoworld, Inc.
                    21031 Ventura Blvd. # 520
                    Woodland Hills,
                    California 91364             446,868(3)        7.0%

                    David Lister, Director
                    c/o Holoworld, Inc.
                    21031 Ventura Blvd. # 520
                    Woodland Hills,
                    California 91364             0                 0

                    All Officers and Directors
                    as a Group                   1,117,170(3)      17.5%

                             ______________________________

  (1) Based upon 6,375,198 outstanding shares of common stock, after giving effect to the 1 for 25 reverse stock split in 2000.
  (2) Based upon the 5,000,000 shares of HRII common stock received at the Closing, prior to the liquidating distribution to the equity owners of Holoworld, Inc. and Alisocor.
  (3) Reflects the amount of shares of HRII common stock that will be received by this individual once the liquidating distribution to the equity owners of Holoworld, Inc. and Alisocor takes place.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We have entered into two (2) separate Advisory Agreements as of March 9, 2001. One of these agreements is with NewBridge Capital Inc., and the other is with Fred G. Luke individually (collectively, the "Advisor"). Both Agreements are for financial advisory services in connection with the acquisition of the Holoworld business. Mr. Luke and some of his affiliates were controlling or significant owners of the total issued and outstanding common stock of HRII prior to the acquisition of Holoworld. The services to be provided by the Advisors under the Advisory Agreements are delineated in the Advisory Agreements, which were filed as exhibits to the Form 8-K filed on March 26, 2001. The Advisory Agreements provide for compensation of the Advisor with a monthly fee equal to Five Thousand Dollars ($5,000) in the aggregate, payable monthly in advance in cash. The initial term of the Advisory Agreements is for two (2) years, with an effective date retroactive to the date the services were first performed by the Advisors, which was on or about December 1, 2000. At the conclusion of the initial term, the Advisory Agreement will automatically be extended on an annual basis unless the Advisors or HRII serve written notice on the other party terminating the Advisory Agreement.

    Prior to entering into the Advisory Agreements of March 9, 2001, the Company terminated an advisory agreement with NuVen Advisors, which was effective January 1, 1998, as amended October 1, 1999 (the "Nuven Agreement"). NuVen Advisors had an advisory agreement in effect since 1994. In 2000, the NuVen Agreement was assumed by NewBridge. The Nuven Agreement had been entered into by the Company in order for Nuven Advisors to assist in the management of the limited operations of the Company for a fee of $3,500 per month, expiring January 1, 2003. The Nuven Agreement also called for the Company to pay a fee of One Million Dollars ($1,000,000) to NuVen Advisors upon the close of an acquisition transaction. This fee was paid to NewBridge in March 2001 by the assumption of the subscription notes receivable reported in the Financial Statements for the period ending December 31, 2000. The Company had no balance due to NuVen Advisors as of December 31, 2000.

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

                                   HART INDUSTRIES, INC.

Date:    April 16, 2001             By:  /s/ Sidney Z. Haider
                                             Sidney Z. Haider, President

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                   HART INDUSTRIES, INC.

Date:    April 16, 2001             By: /s/  Sidney Z. Haider
                                             Sidney Z. Haider, Director

Date:    April 16, 2001             By: /s/  Zara Haider
                                             Zara Haider, Director

Date:    April 16, 2001             By: /s/  David Lister
                                             David Lister, Director

                      HART INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development-Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

     Description

     Independent Auditors' Report....................................... F-2

     Consolidated Balance Sheet as of December 31, 2000................. F-3

     Consolidated Statements of Operations for the
        Years Ended December 31, 2000 and 1999 and
        the Period from October 29, 1982 (Inception)
        to December 31, 2000............................................ F-4

     Consolidated Statements of Stockholders' Deficiency
        for the Years Ended December 31, 2000 and 1999,
        and the Period from October 29, 1982 (Inception)
        to December 31, 2000............................................ F-5

     Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2000 and 1999, and the Period
        from October 29, 1982 (Inception) to
        December 31, 2000............................................... F-7

     Notes to Consolidated Financial Statements......................... F-9

                            WEINBERG & COMPANT, P.A.
                          Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Hart Industries, Inc. and Subsidiary
(A Development Stage Company)


We have audited the accompanying consolidated balance sheet of Hart Industries, Inc. (the "Company") and Subsidiary (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Hart Industries as of December 31, 1999 were audited by other auditors, whose report dated January 10, 2000 expressed unqualified opinion on those statements and included an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hart Industries, Inc. and Subsidiary (a development stage company) as of December 31, 2000, and the results of its operations, and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses from operating activities since its inception of $6,841,330, has a working capital deficiency and stockholder's deficiency of $17,062, and is currently in the development stage. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 1 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/      Weinberg & Company, P.A.
         Los Angeles, California

March 26, 2001


      Town Center Executive Center               1875 Century Park East
      6100 Glades Road   Suite 314                      Suite 700
       Boca Raton, Florida 33434              Los Angeles, Califorinia 90067
(561)487-5765 Facsimile (561)487-5766      (310)407-5450 Facsimile (310)407-5451

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2000




ASSETS
  Current Assets -
   Cash                                                      $       878

TOTAL ASSETS                                                 $       878

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  Current Liabilities:
   Accounts payable                                          $     2,000
   Due to affiliates                                              15,940

TOTAL LIABILITIES                                                 17,940

  Commitments and contingencies

  Stockholders' Deficiency:
   Common stock $.01 par value, 50,000,000 shares
      authorized; 1,375,198 shares issued and outstanding         13,752
   Additional paid-in capital                                  7,840,516
   Deficit accumulated during development stage               (6,841,330)
   Subscription notes receivable                              (1,030,000)

   Total stockholders' deficiency                                (17,062)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY               $       878






       See accompanying notes to these consolidated financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                      Consolidated Statements of Operations


                                                                Period from
                                    Year Ended December 31,   October 29, 1982
                                                                Inception) to
                                       2000         1999      December 31, 2000

Net revenues                        $        -   $        -    $         -
Cost of revenues                             -            -              -
                                             -            -              -
Costs and expenses:
  General and administrative
    expenses                           229,285      108,645      1,145,589
  Provision for write-down
    of property and equipment                -            -        251,564
  Impairment of Dishwasher Assets            -            -      2,500,000
  Total costs and expenses             229,285      108,645      3,897,153
Operating loss                        (229,285)    (108,645)    (3,897,153)
Other income (expense):
  Interest income                            -            -         96,750
  Gain on sale of assets                     -            -         10,800
  Loss on sale of assets                     -            -       (500,000)
  Impairment of investments                  -            -       (750,000)
  Total other income (expense)               -            -     (1,142,450)
Loss from continuing operations       (229,285)    (108,645)    (5,039,603)
Loss from discontinued
  operations, net of tax of $0               -            -     (1,801,727)
Net loss                            $ (229,285)  $ (108,645)   $(6,841,330)
Basic and diluted loss per share:
  Net loss per common share         $    (1.38)  $    (1.57)
Weighted average common shares
  outstanding                          166,191       69,238









       See accompanying notes to these consolidated financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
               Consolidated Statements of Stockholders' Deficiency
                 For the Years Ended December 31, 2000 and 1999
                and the Period from October 29, 1982 (Inception)
                            Through December 31, 2000



                                                                                     Deficit
                                                                                   Accumulated
                                                    Common Stock (1)   Additional    During
                                                                        Paid-In    Development  Subscription
                                                    Shares  Amount      Capital      Stage      Receivable      Total

Common stock issued on October 29, 1982 to
 founders for cash                                     450  $      5  $    2,995   $         -  $         -  $     3,000

Common stock issued in May 1983 for cash               900         9       27,107            -            -       27,116

Common stock issued on June 20, 1983  for all
 the outstanding Hart Industries (UK) Ltd.             140         1       46,099            -            -       46,100

Common stock issued on September 21, 1983
 for the acquisition of Transmeridian Gas and
 Oil Company                                         2,401        24      679,115            -            -      679,139

Common stock issued in May 1984, November 1984,
 August 1985, September 1985, and August 1987
 for technology rights                               1,250        13          (13)           -            -            -

Capital contributed during 1983 and 1984 for
 $32,500 and $71,000, respectively, for services         -         -      103,500            -            -      103,500

Acquisition of minority interest in subsidiary
 of Transmeridian Gas and Oil Company on
 September 21, 1983                                      -         -       40,078            -            -       40,078

Common stock issued to an affiliate in June
 1984,August 1986, December 1988, and December
 1990 for satisfaction of debt                       2,302        23    2,156,875            -            -    2,156,898

Common stock issued during 1986 and 1994 for
 services                                           20,042       200       53,550            -            -       53,750

Common stock issued in June 1986 in
 connection with the dissolution of Hart
 Industries (UK) Ltd.                                    5         0        6,868            -            -        6,868

Common stock issued on August 19, 1986 and
 January 30, 1987 for molds and tooling              1,048        10      880,990            -            -      881,000

Common stock canceled during 1986                     (100)       (1)           1            -            -            -

Common stock issued on June 7, 1988 for cash           150         2      149,998            -            -      150,000




       See accompanying notes to these consolidated financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                     Statements of Stockholders' Deficiency
                                   (Continued)

                                                                                     Deficit
                                                                                   Accumulated
                                                   Common Stock (1)    Additional    During
                                                                         Paid-In   Development  Subscription
                                                   Shares   Amount       Capital      Stage     Receivable      Total
Common stock issued on December 1, 1988 and
 December 15, 1989 for $.31 for satisfaction
 of debt                                               420         4      656,246            -            -      656,250

Common stock issued in June 1990 for equipment         230         2      321,998            -            -      322,000

Common stock issued in July 1992 for 100%
 ownership of Medilife Holdings, Ltd.                4,000        40      749,960            -            -      750,000

Transfer of assets to affiliate for
 satisfaction of debt                                    -         -     (469,042)           -            -     (469,042)

Common stock issued on July 1, 1993 for property
 and equipment                                       6,000        60      313,414            -            -      313,474

Common stock issued on August 31, 1996 for
 conversion of debt due affiliates                  30,000       300      174,827            -            -      175,127

Net loss for the period from October 29, 1982
(inception) through December 31, 1998                    -         -            -   (6,503,400)           -   (6,503,400)

Contribution from shareholder                            -         -       68,600            -            -       68,600

Balance at December 31, 1998                        69,238       692    5,963,166   (6,503,400)           -     (539,542)

Net loss                                                 -         -            -     (108,645)           -     (108,645)

Balance at December 31, 1999                        69,238       692    5,963,166   (6,612,045)           -     (648,187)

Stock options exercised during the year ended
 Dec. 31, 2000                                   1,106,640    11,067    1,305,593            -   (1,030,000)     286,660

Common stock shares issued on Sept 30, 2000 for
 debt conversion                                    14,320       143      407,357            -            -      407,500

Common stock issued on Sept 30, 2000 and
 Nov. 1, 2000 for compensation                     185,000     1,850      164,400            -            -      166,250

Net loss                                                 -         -            -     (229,285)           -     (229,285)

Balance at December 31, 2000                     1,375,198  $ 13,752   $7,840,516  $(6,841,330) $(1,030,000) $   (17,062)







       See accompanying notes to these consolidated financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                      Consolidated Statements of Cash Flows


                                                             Period From
                                                           October 29, 1982
                                        Year Ended         (Inception) to
                                        December 31         December 31,
                                     2000        1999          2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss                          $ (229,285) $ (108,645)   $(6,841,330)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Depreciation and amortization            -           -        224,503
  Loss from return of defective
   products                                -           -        241,996
  Loss (gain) on sale of assets            -           -        489,200
  Interest expense on note payable
   to affiliate                            -           -        229,724
  Capital contributed for services         -           -        172,100
  Common stock issued for
   services                          166,250           -        220,000
  Gain on liquidation of
   subsidiary                              -           -       (108,861)
  Impairment of property &
   equipment                               -           -      2,751,564
  Impairment of investments                -           -        750,000
  Changes in operating assets and
   liabilities:
    (Decrease) increase in
     accounts payable and
     accrued expenses                (17,619)    (18,931)         2,000
     Net cash used in
      operating activities           (80,654)   (127,576)    (1,869,104)
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Purchase of equipment                      -           -       (858,592)
Acquisition of patents and
 trademarks                                -           -       (122,778)
Disposal of assets                         -           -        112,647
     Net cash used in
      investing activities                 -           -       (868,723)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Increase (decrease) in due
 to affiliates                      (205,349)    127,600        423,440
Net proceeds from issuance
 of common stock                     286,660           -        466,776
Net borrowings on note payable             -           -      1,848,489
     Net cash provided by
      financing activities            81,311     127,600      2,738,705
       Net increase in cash              657          24            878
       Cash at beginning
        of period                        221         197              -
       Cash at end of period      $      878  $      221    $       878



       See accompanying notes to these consolidated financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Continued)


                                                             Period From
                                                           October 29, 1982
                                      Year Ended           (Inception) to
                                      December 31           December 31,
                                    2000         1999          2000

SUPPLEMENTAL SCHEDULE OF
 NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
Acquisition of Transmeridian Gas
 and Oil Company in exchange
 for common stock                          -           -    $   679,139
Acquisition of Hart (UK) in
 exchange for common stock                 -           -    $    46,100
Common stock issued in dissolution
 of subsidiary                             -           -    $     6,868
Common stock issued for assets             -           -    $ 2,266,474
Common stock issued for
 satisfaction of note payable
 to affiliate                     $  407,500           -    $ 2,739,525
Common stock issued for
 forgiveness of long-term
 note payable                              -           -    $   656,250
Equipment acquired by long-term
 note payable and capital leases           -           -    $ 1,969,817
Long-term liabilities assumed on
 liquidation of subsidiary                 -           -    $   944,016
Assets acquired on liquidation
 of subsidiary                             -           -    $ 1,374,853
Assets issued for payments of
 note payable                              -           -    $   469,042
Common stock issued for
 notes receivable                 $1,030,000           -    $ 1,030,000



















       See accompanying notes to these consolidated financial statements.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies and Organization

(A)  Organization

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

(B)  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses from operating activities since inception of $6,841,330, a working capital deficiency and stockholder's deficiency of $17,062. This is a direct result of the Company having no operating revenues from its continuing operations to cover operating expenses and other overhead and the losses incurred from asset sales, impairments, and discontinued operations. The Company has received financial support from NewBridge Capital, Inc. ("NewBridge"), an affiliate as discussed in
Note 6, since 1994 and is dependent upon NewBridge for future working capital. The Company's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements as a result of this uncertainty (see Note 8).

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
             Notes to Consolidated Financial Statements (Continued)

1.  Summary of Significant Accounting Policies and Organization (continued)

(C)  Reclassification of Prior Year Amounts

To enhance comparability, the 1999 and inception through December 31, 2000 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in 2000.

(D)  Use of Estimates

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

(E)  Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F)  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company's net deferred tax assets at December 31, 2000, consist of net operating loss carryforwards amounting to approximately $6.8 million. At December 31, 2000, the Company provided a 100% valuation allowance for these net operating loss carryforwards totaling approximately $2.2 million. During the years ended December 31, 2000 and 1999, the Company's valuation allowance increased $78,000 and $37,000, respectively.

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

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
             Notes to Consolidated Financial Statements (Continued)

1.  Summary of Significant Accounting Policies and Organization (continued)

(G)  Long-Lived Assets

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

(H)  Loss Per Common Share

Basic net loss per common share is computed based on weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share" ("SFAS 128"). Diluted net loss per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year as defined by SFAS 128.

For 1999, the effect of the assumed exercise of stock options was not utilized in the computation of diluted earnings per share since the effect was anti-dilutive.

(I) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company's subscription notes receivable and accounts payable, approximates fair value due to the relatively short period to maturity for these instruments.

(J) Business Segments

The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is in the development stage and has limited operations, therefore segment information is not presented.

(K) Reporting Comprehensive Income

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

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
             Notes to Consolidated Financial Statements (Continued)

1.  Summary of Significant Accounting Policies and Organization (continued)

(L) Stock-based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for stock-based compensation. In accordance with SFAS 123, the Company has elected to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS 123 had been applied.

(M)  Discontinued Operations

As mentioned in Note 1, section A, the Company began operation of a Detection System for use in petroleum storage applications through its newly created Environmental Services Division. The Company explored arrangements for the manufacture, sale, installation and insurance of its tanks, rather than acquiring the facilities, equipment and personnel necessary to perform such functions itself.

In 1992, after difficulties involved in exploring arrangements for the manufacture, sale, installation and insurance of its Detection Systems, the Company discontinued its operations. The accompanying financial statements reflect losses from discontinued operations and the related loss per share. No income tax benefit was netted against such losses due to uncertainty about realization of the related deferred tax asset. Revenues generated from the Detection System during 1992 and 1991 were $73,000 and $496,000, respectively. Other disclosures required under generally accepted accounting principles are not considered meaningful to the readers of these consolidated financial statements.

2.  Subscription Notes Receivable

In December 2000, contemporaneous with the exercising of stock options, the related parties executed 8% per annum promissory notes totaling $1,030,000 in exchange for the shares of common stock issued in December 2000 at an exercise price of $1.00. The notes were paid in full during 2001 (see Note 5) and are classified as a contra to stockholder's deficiency.

3.  Impairment of Assets

(A)  Dishwasher Assets

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

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
             Notes to Consolidated Financial Statements (Continued)

3.  Impairment of Assets (continued)

The discontinued activities of the Dishwasher Assets do not constitute a segment of a business, but rather, normal shifting of product emphasis incident to the continuing operations of the Company. As such, losses from such discontinuance have not been reported as losses from discontinued operations in the accompanying financial statements.

(B)  Investments in Securities

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

5.  Stockholder Transactions

(A) Reverse Stock Split

In October 2000, the Company effected a 25 for 1 reverse stock split to reduce the number of common stock shares issued and outstanding. As a result, all historical per share references were adjusted to give retroactive affect to the stock split.

(B)  Common Stock Issuances

On September 21, 1983, the Company issued 2,402 shares of common stock for all the outstanding common stock of Transmeridian Gas and Oil Company in an acquisition transaction accounted for at historical basis similar to a pooling-of-interests. The value of the net assets acquired was $679,139. Prior to January 1, 1999, all assets were written off.

In August 1986, January 1987, June 1990, and July 1993, the Company issued a total of 7,278 shares of common stock for $4.75, $4.00, $7.00, and $2.50 per share, respectively, in connection with the acquisition of certain identifiable fixed assets. The values of the stock issued were determined to be the fair market value of the assets acquired on the dates of acquisition, or a total of $1,516,474. Prior to January 1, 1999, all assets were written off.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
             Notes to Consolidated Financial Statements (Continued)

5.  Stockholder Transactions (continued)

In July 1992, the Company issued 4,000 shares of common stock for $9.50 per share in connection with the acquisition of securities . The shares were valued at $38,000.

At various times since inception, the Company issued a total of 20,042 shares of common stock to certain individuals and businesses for services rendered. These issuances were valued at the fair market value of the stock or services rendered. The aggregate value of these issuances was $53,750.

During fiscal years 1989 and 1988, the Company issued a total of 420 shares of common stock as payment for debt payable to unaffiliated third parties in the amount of $656,250. At various times since inception, the Company issued 32,303 shares of common stock in satisfaction of debt payable to affiliated parties in the amount of $2,332,025.

On June 20, 1983, the Company issued 140 shares of common stock for all the outstanding common stock of Hart Industries (UK) Ltd. in an acquisition transaction accounted for as a pooling-of-interests. The value of the net assets received was $46,100. Subsequently, on June 6, 1986, Hart Industries (UK) Ltd. declared bankruptcy and began liquidation of its assets to settle its outstanding liabilities. The Company issued an additional 5 shares of common stock valued at $6,868 in connection with the dissolution.

In September 2000, the Company issued 20,000 shares of its common stock to consultants of the Company for legal, accounting and financial services rendered. The shares issued were valued at $125,000.

In September 2000, the Company issued 14,320 shares of its common stock to related parties for debt. The shares issued was valued at $407,500.

In December 2000, the Company issued 165,000 shares of its common stock to consultants of the Company for legal, accounting and financial services to be rendered. The shares issued were valued at $41,250.

In December 2000, the Company issued 1,030,000 shares of its common stock to consultants in exchange for stock options. The Company received $1,030,000 in notes receivable that were fully collected in March 2001.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
             Notes to Consolidated Financial Statements (Continued)

5.  Stockholder Transactions (continued)

(C)  Common Stock Purchase Options

The following table sets forth the common stock purchase options activity during the years ended 2000 and 1999:

                                                                 Weighted
                                                 Range of         Average
                                   Options   Exercise Prices   Exercise Price
Outstanding and exercisable,
 December 31, 1998                   76,640   $0.01 - $0.10       $0.02

Granted                              20,000           $0.50       $0.50

Canceled                            (20,000)          $0.01       $0.01

Outstanding and exercisable,
 December 31, 1999                   76,640   $0.01 - $0.50       $0.15

Granted                           1,030,000           $1.00       $1.00

Exercised                        (1,106,640)  $0.01 - $1.00       $0.45

Outstanding and exercisable,
 December 31, 2000                        -

From time to time, the Company's Board of Directors grant options to purchase its common stock. The exercise prices have been determined by the Board of Directors based on fair value of the underlying common stock at the date of grant.

In January 1994, the Company adopted the Nonqualified Stock Option Plan (the "Plan"). The Plan expired on August 1, 1999. Accordingly, during the year ended December 31, 1999, options to purchase 20,000 shares of common stock with exercise prices of $.01 per share expired.

The Company has elected to account for its stock-based compensation to its sole employee under APB 25. As of December 31, 2000 and 1999, the potential realizable value of each grant of options is not significant due to a lack of a market price for the shares of common stock underlying the options. As such, the pro forma disclosures required by FAS 123 would not cause the pro forma information to be materially different from the historical information.

In connection with an employment agreement, the Company issued options to purchase 40,000 shares of common stock at an exercise price of $.01 per share on August 1, 1995. The options expire on January 1, 2002. These options were exercised and cash was received during the year 2000.

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
             Notes to Consolidated Financial Statements (Continued)

5.  Stockholder Transactions (continued)

In connection with an Advisory and Management Agreement with NuVen Advisors, the Company granted options to purchase 10,000 shares of common stock at an exercise price of $.10 per share on January 1, 1998. The options are fully vested and expire on January 1, 2003. Effective October 1, 1999, the agreement was amended and additional options to purchase 20,000 shares was granted at an exercise price of $.50 per share. These additional options are fully vested and expire on January 1, 2003. These options were exercised and cash was received during the year 2000.

In connection with two consulting agreements, the Company granted options to purchase 6,640 shares and 6,667 shares of common stock at exercise prices of $.01 per share. The options fully vested at the date of grant. Options to purchase 6,667 shares pursuant to one agreement expired on August 1, 1999. Options to purchase 6,640 shares pursuant to the second agreement expire on January, 1, 2003. These options were exercised and cash was received during 2000.

In December 2000, in connection with four consulting agreements, the Company granted options to purchase 1,030,000 shares of common stock at exercise prices of $1.00 per share. The options fully vested at the date of grant. These options were exercised in December 2000 and promissory notes were executed at the same time (see Note 2).

6.  Related Party and Other Transactions

On January 1, 1998, the Company entered into an advisory and management agreement with NewBridge Capital, Inc., f/k/a NuVen to perform administrative, human resource and merger/acquisition services. Pursuant to such agreement, the Company agreed to pay NewBridge $36,000 annually, payable monthly in $3,000 increments in arrears, and granted NewBridge options to purchase 10,000 shares of the Company's common stock exercisable at a price of $.10 per share. On October 1, 1999, the agreement was amended for up to $42,000 annually, with additional options to purchase 20,000 shares of the Company's common stock granted at a price per share of $0.50 (Note 5). The Company expensed $42,000, and $38,000 during fiscal 2000 and 1999, respectively, and had $247,189 due to NewBridge as of December 31, 1999. The balance owed was paid in full during 2000.

In January 1995, the Company entered into an employment agreement with Mr. Fred Luke, pursuant to which Mr. Luke is to hold the office of President through December 2000. Pursuant to the agreement, the Company agreed to pay Mr. Luke $54,000 per annum in cash or in the Company's common stock payable monthly in arrears, and granted him an option to purchase 40,000 shares of the Company's common stock at an exercise price per share of $.01 (Note 5). No cash payments were made to Mr. Luke by the Company during the years 2000 and 1999 for services provided. The Company expensed $48,000 and $54,000 during 2000 and 1999, each, and had $270,000 due to Mr. Luke as of December 31, 1999. In September 2000, the Company issued 10,800 shares of common stock to satisfy this debt. (See Note 5).

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
             Notes to Consolidated Financial Statements (Continued)

6.  Related Party and Other Transactions (continued)

Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven Dong, pursuant to which Mr. Dong was to perform accounting services and to hold the office of Chief Financial Officer. Pursuant to the agreement, the Company agreed to pay Mr. Dong $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 6,667 shares of the Company's common stock at an exercise price of $.01 per share (Note 5).

Effective July 1, 1997, Mr. Dong resigned as Chief Financial Officer and continued to perform services as an advisor on a month-to-month basis through December 1998. No cash payments were made to Mr. Dong by the Company during 1999 and 1998. The Company expensed $7,500 in 2000 and had $40,000 due to Mr. Dong as of December 31, 1999. In September 2000, the Company issued 1,600 shares of common stock to satisfy this debt. (See Note 5).

On January 1, 1997, the Company entered into a consulting agreement with Mr. J.
L. Lawver, pursuant to which Mr. Lawver is to perform advisory services. Pursuant to the agreement, the Company agreed to pay Mr. Lawver $12,000 per year in cash or in the Company's common stock payable in arrears, and granted him an option to purchase 6,640 shares of the Company's common stock at an exercise price of $.01 per share. (See Note 5). No cash payments were made to Mr. Lawver by the Company during 2000 and 1999. The Company expensed $16,500 and $12,000 in 2000 and 1999, each, and had $48,000 due to Mr. Lawver as of December 31, 1999. In September 2000, the Company issued 1,920 shares of common stock to satisfy this debt. (See Note 5).

7.  Commitments and Contingencies

On March 7, 2001, the Company entered into two advisory agreements with related parties, whereby the parties will advise and assist the Company in restructuring and in its continued development in relation to the above Agreement. The advisory agreements are for two years from the effective date of December 1, 2000. The Company is to pay, in the aggregate, $5,000 monthly, in advance, for these services.

On November 29, 2000, the Company amended the advisory agreement dated January 1, 1998 with NewBridge Capital, Inc., a related entity (See Note 6). The agreement calls for NewBridge to evaluate and effect a merger or acquisition, provide management services and general administrative duties for the Company. The Agreemennt calls for NewBridge to receive a fee of $1,000,000 upon closing of a successful acquisition by the Company (See Note 8).

                              HART INDUSTRIES, INC.
                          (A Development-Stage Company)
             Notes to Consolidated Financial Statements (Continued)

8.  Subsequent Events

On October 19, 2000, the Company entered into an Asset Purchase Agreement (the Agreement) whereby the Company will acquire all of the assets of Holoworld, Inc. and Alisocor, LLC for 5,000,000 shares, or approximately 78%, of the common stock of the Company. As a result, Holoworld gained control of the Company and will continue to have control until such time as the shares are distributed to the individual entity owners of Holoworld and Aliscor. The transaction will be accounted for using the purchase method. The Agreement closed on March 9, 2001.