Form 10QSB
period 2001-03-31
HART INDUSTRIES INC
filed 2001-06-04
CIK 751145

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12746

                              Hart Industries, Inc.
                       (Name of registrant in its charter)

                    Nevada                              33-0661675
            (State of incorporation)       (I.R.S. Employer Identification No.)


                          21031 Ventura Blvd. Suite 520
                        Woodland Hills, California 91364
                                 (818) 702-7900
   (Address and telephone number of principal executive offices and principal place of business)
                                ----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                ----------------

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X          No

As of March 31, 2001, there were 6,375,198 shares of the registrant's Common Stock issued and outstanding.

                      HART INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                            Page
                                     PART I

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
          And December 31, 2000 ...............................................1

          Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000 ............................ 2

          Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000 ............................ 3

          Notes to Consolidated Financial Statements ......................... 4

Item 2.   Managements Discussion and Analysis of Financial Condition
          And Results of Operations .......................................... 6

                                     PART II

Item 1.  Legal Proceedings ................................................... 8

Item 2.  Changes In Securities ............................................... 8

Item 3.  Defaults Upon Senior Securities 1 ................................... 8

Item 4.  Submission Of Matters To A vote Of Security Holders ................. 8

Item 5.  Other Information ................................................... 8

Item 6.  Exhibits and Reports on Form 8-K .................................... 9

         Signatures ......................................................... 10

                    HART INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                        March, 31
                                                          2001      December 31,
                                                       (Unaudited)      2000
                                                       -----------   ----------
CURRENT ASSETS
   Cash                                                $   28,391    $   16,857
   Short-term investments                                  52,556        51,786
   Accounts receivable                                     20,828        22,775
   Inventory                                               34,117        31,076
                                                       ----------    ----------
     Total Current Assets                                 135,892       122,494
                                                       ----------    ----------

PROPERTY AND EQUIPMENT, NET                             3,841,981     3,925,127
                                                       ----------    ----------

OTHER ASSETS
   Restricted cash                                          8,122         8,122
   Loans receivable - related parties                     178,309       165,809
   Security deposits                                      265,950       265,950
                                                       ----------    ----------
     Total Other Assets                                   452,381       439,881
                                                       ----------    ----------

TOTAL ASSETS                                           $4,430,254    $4,487,502
------------                                           ==========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
   Cash overdraft                                      $   60,952    $   53,467
   Accounts payable and accrued expenses                  949,753     1,040,737
   Line of credit                                          51,339        45,370
   Notes and loans payable                                 99,765        99,765
   Loans payable - related company                              -     3,130,388
   Capital lease obligations - current portion             57,248        61,816
                                                       ----------    ----------
     Total Current Liabilities                          1,219,057     4,431,543

LONG TERM LIABILITIES
   Capital lease obligations                              194,811       194,811
                                                       ----------    ----------

TOTAL LIABILITIES                                       1,413,868     4,626,354
-----------------
                                                       ----------    ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 6,375,198 and 4,978,500
     shares issued and outstanding, respectively           63,752         4,978
  Treasury stock, at cost 21,864 shares                   (28,270)            -
  Additional paid in capital                           13,238,709     9,791,172
  Accumulated deficit                                 (10,241,205)   (9,918,402)
                                                       ----------    ----------
                                                        3,032,986      (122,252)
  Less subscriptions receivable                           (16,600)      (16,600)
                                                       ----------    ----------

     Total Stockholders' Equity (Deficiency)            3,016,386      (138,852)
                                                       ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)                                           $4,430,254    $4,487,502
------------------------------------------             ==========    ==========

      See accompanying notes to consolidated financial statements.

                      HART INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF operations
                                   (UNAUDITED)

                                                     For the          For the
                                                  Three Months     Three Months
                                                   Ended March      Ended March
                                                    31, 2001         31, 2000
                                                 -------------     ------------

NET SALES                                        $     603,908     $    119,104

COST OF SALES                                          170,743           40,703
                                                 -------------     ------------

GROSS PROFIT                                           433,165           78,401

SELLING, GENERAL AND ADMINISTRATIVE                  1,046,642          375,785
                                                 -------------     ------------

LOSS FROM OPERATIONS                                  (613,477)        (297,384)
                                                 -------------     ------------

OTHER INCOME (EXPENSE)
  Interest income                                          798            1,387
  Interest expense                                     (20,596)               -
  Loss on disposal of assets                            (5,000)               -
  Proceeds from sale of investments,
    net of cost and expenses                           596,682                -
                                                 -------------     ------------
    Total Other Income                                 571,884            1,387
                                                 -------------     ------------

NET LOSS                                         $     (41,593)    $   (295,997)
--------
                                                 =============     ============

Net loss per common share and
  equivalents - basic and diluted                $           -     $      (0.06)
                                                 =============     ============

Weighted average number of shares
  outstanding during period - basic and
  diluted                                            6,364,642        4,703,857
                                                 =============     ============


          See accompanying notes to consolidated financial statements.
                                        2

                      HART INDUSTRIES, INC. AND SUBSIDIARY
                            STATEMENTS OF cash flows
                                   (UNAUDITED)

                                                     For the          For the
                                                  Three Months     Three Months
                                                   Ended March      Ended March
                                                    31, 2001         31, 2000
                                                 -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $     (41,593)    $   (295,997)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
  Depreciation and amortization                         75,859           17,548
  Gain on sale of investments                         (596,682)               -
  Loss on asset disposal income                          5,000                -
  Changes in assets and liabilities
     (Increase) decrease in:
      Accounts receivable                                1,947             (517)
      Inventory                                         (3,041)               -
     Increase (decrease) in:
      Accounts payable and accrued expenses            (36,134)         155,019
      Cash overdraft                                     7,485          341,254
                                                 -------------     ------------
       Net Cash Provided By (Used In)Operating
         Activities                                   (587,159)         217,307
                                                 -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (750)       (1,035,235)
  Deposits                                                  -           (24,750)
  Sale costs of investments                           (270,745)               -
  Proceeds from sale of investments                    867,427                -
  Purchase of investments                                 (770)               -
  Due from officers                                    (12,500)               -
                                                 -------------     ------------
        Net Cash Provided By (Used In)
          Investing Activities                         582,662       (1,059,985)
                                                 -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                  -          (18,750)
  Payments on capital lease                             (4,568)           4,979
  Loan from related company                                 -           233,999
  Purchase of treasury stock                           (28,270)               -
  Line of credit                                         5,969                -
  Proceeds from stock sale, net                         42,900          608,199
                                                 -------------     ------------
        Net Cash Provided By Financing
          Activities                                    16,031          828,427
                                                 -------------     ------------

INCREASE (DECREASE)IN CASH AND CASH
  EQUIVALENTS                                           11,534          (14,251)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                    16,857           71,693
                                                 -------------     ------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                  $      28,391     $     57,442
---------------------------                      =============     ============

Cash paid during the year for:
  Interest                                       $      20,596    $           -
                                                 =============     ============


  See accompanying notes to consolidated financial statements.
                                        3

                      HART INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001


NOTE 1  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

        It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

        For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10-KSB filed March 15, 2001.

NOTE 2  INVESTMENTS

        The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies investments as available-for-sale securities which are carried at their fair value based upon the quoted market prices for those investments.

        In the fourth quarter of 2000 Holoworld, Inc. pursuant to an investment strategy, entered into agreements to purchase shares of Hart industries from seven shareholders of Hart Industries. Pursuant to those agreements, Holoworld ultimately purchased 231,248 shares of Hart Industries common stock. During the first Quarter of 2001 Holoworld resold 209,384 Hart Industries shares for a total amount of $867,427. After costs and expenses Holoworld realized a net gain on these investment transactions of $596,682. Holoworld completed all such transactions prior to the acquisition of Holoworld assets by Hart Industries.

NOTE 3  STOCKHOLDERS' EQUITY

        (A) Issuance of Common Stock for Cash

        In January and February of 2001, the Company issued 21,500 shares of common stock for net proceeds of $42,900.

        (B) Recapitalization

        Pursuant to the merger discussed in Note 4, the 1,375,198 shares of Hart Industries, Inc. common stock that were outstanding at the acquisition date were recorded on the Company's books at par value with an offsetting charge to paid-in capital of $13,752. The accumulated deficit, in the amount of $8,884,268, of Hart Industries, Inc. at the time of the acquisition was also charged to paid-in capital.

                   HART INDUSTRIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              AS OF MARCH 31, 2001


        (C) Treasury Stock

        As of the acquisition date, the Company had 21,864 shares of Hart Industries stock. These shares are reflected as treasury stock at March 31, 2001 (See Note 2).

NOTE 4  ASSET ACQUISITION

        On March 9, 2001, Hart Industries, Inc. and Alisocor, LLC ("Holoworld") consummated an asset acquisition agreement (the "Agreement") with Hart Industries, Inc. The Agreement called for Hart Industries, Inc. and Alisocor, LLC to exchange all of their assets for 5,000,000 or approximately 78% of the common stock of Hart Industries, Inc. Upon completion of the acquisition, Holoworld will be dissolved and Hart Industries, Inc. will be the surviving entity. This business combination was treated as a recapitalization of Holoworld (See Note 3 (B)).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

     CAUTIONARY STATEMENT REGARDING "FORWARD LOOKING STATEMENTS". Statements contained in this quarterly report that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of HRII; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

     GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     Pursuant to an Asset Purchase Agreement (the "Agreement") and its contemplated transaction that closed March 9, 2001 (the "Closing"), Company, through its wholly-owned subsidiary Holoworld Acquisition Corporation, a Nevada corporation ("HAC"), acquired all of the assets and properties of Holoworld, Inc., a Delaware corporation ("Holoworld, Inc.") and Alisocor, LLC, a California limited liability company ("Alisocor" and, together with Holoworld, Inc., referred to collectively as "Holoworld") currently used or useful in the conduct of the Holoworld business (the "Business") in exchange for the delivery by HAC of five million (5,000,000) shares of common stock of the Company (the "Acquisition Shares"). As a result, Holoworld gained control of HRII, and will continue to have control until such time as the Acquisition Shares are registered by the Company with the SEC for delivery to the individual entity owners of Holoworld through a liquidating distribution, after which Holoworld, Inc. and Alisocor will be dissolved. The Agreement was designed to effect the reorganization of Holoworld into a publicly reporting company through the exchange of not less than ninety percent (90%) of the total issued and outstanding shares of HRII's Common Stock as of the date of the Closing of the transaction, before giving effect to the exercise of any HRII options after the effective date of the Asset Purchase Agreement but prior to the Closing, for all of the combined business and assets of Holoworld.

     Consequently, the presentation of the Company's consolidated financial statements for the period ended March 31, 2001 reflects the combined financial statements of the Company and Holoworld. Prior to the Agreement, we had 211,000 shares of common stock issued and outstanding. The transaction was treated as a recapitalization of the Company for accounting purposes and reflects the historical financial statements of Holoworld. Upon the Closing of the transaction, we had 6,375,198 shares or 78% of the common stock outstanding. HRII was incorporated in the State of Utah in 1982 and redomiciled in Nevada effective March 8, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations:

     The Company is a holding company, and we expect to cause our restaurant operations to be conducted by one or more wholly owned subsidiaries, including HAC. The business of HAC is that which Holoworld had previously conducted, and currently we are operating a Holoworld Cafe in Denver, Colorado.

     Total revenues for the 1st quarter ending March 31,2001 were $604,000 compared to $119,000 revenues for the quarter ended March 31,2000. The revenues were attributable to the completion of the acquisition of Holoworld, Inc. and its operations in Denver, Colorado in the year 2001 compared to the company's R&D site in Pasadena, California in year 2000.

     The company's original criteria for locations is to be in malls attracting more than five million customers with an anchor theater, attracting more than one million ticket sales per year. In such case, the customer traffic for Holoworld will be approximately 20%-25% of the theater's annual ticket sales.

     The Denver Entertainment District is still in the development stage and has not developed more than 50% of its space. The theater has been reporting more than 600,000 ticket sales for the year and the rest of the mall generates 1.5 million customers. Holoworld Cafe in Denver is now attracting approximately 10,000 customers every month that averages out to 120,000 customers a year or 20% of the theater's 600,000 ticket sales. The original projections of $18 per customer have also been proven on target as the Denver facility has been averaging $20 per customer.

     As Holoworld Cafe is a new name, it is important to develop a brand name. The Company believes that revenues will show significant growth with a combination of aggressive advertising and the summer holiday season. It is also important that advertising is considered as an important source of delivery of message for Holoworld Cafe until the mall has developed a bigger customer base.

     Cost of sales for the period ending March 31, 2001 were $171,000 representing 28.3% compared to $41,000 representing 34.17% for the period ending March 31, 2000. The comparison is between the operations in Pasadena, California for the period of 2000 and Denver CO for the period of 2001.

     General and Administrative expenses for the quarter ended March 31, 2001 were $1,047,000 compared to $376,000 for the quarter ended March 31, 2000. The company experienced significant expenses for its merger and plans to become publicly traded. Secondly, the development and construction for the Denver location took longer than projected due to financial constraints causing extra debt, which was also a factor during the first quarters.

     During the quarter the company realized nonrecurring income as a result of investing activity in the purchase and sale of investment securities. Proceeds from such activities were $597,000 which represented 49.7% of total income for the Quarter, and a net loss of approximately $42,000 which represented 6.9% of sales for the Quarter. Income from these sources are nonrecurring and management does not anticipate significant cash flow from such activities in future periods.

     Without the nonrecurring income the operations would have recorded a net loss of approximately $638,000. Loss per share would have been $(.10). Due to the nonrecurring income the loss per share for the quarter was $.0065.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

     As of March 31, 2001, the Company had a working capital deficit of approximately $1.1 million, which decreased approximately $3.2 million from year end due primarily to a conversion of loans payable into common stock. The Company utilized its equity securities for its working capital needs in the first quarter of 2001.

     The Company had approximately $28,000 and approximately $17,000 of cash on hand at March 31, 2001 and December 31, 2000, respectively. The limited cash balance is a direct result of the Company having limited operations during the periods and being in the development stage for its future additional locations. Currently, the Company has only a location in Denver, Colorado open. The Company has an immediate need for $1.4 million of cash to meet its working capital and capital commitment requirements through December 31, 2001.

Going Concern

     The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. The Company's plan is to keep searching for additional sources of capital, continue development of its other locations and seek additional potential sites for future locations. Furthermore, the Company intends to utilize its common stock for future financial support to finance its needs, primarily through private placements of equity securities. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have modified their report for the Company's latest fiscal year ended December 31, 2000 to include an explanatory paragraph with respect to the uncertainty.

     The Company has no current commitment for additional equity or debt financing and no assurances can be made that its working capital needs can be met.

     Additionally, as of March 31, 2001, the Company had approximately 100 employees including officers and directors. Substantially all these employees were located at the Holoworld Cafe facility in Denver, Colorado.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K.
-------------------

Notice of Transaction previously filed on March 26, 2001 on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         HART INDUSTRIES, INC.


Date:  June 1, 2001                                  by: /s/  Sidney Haider
                                                         --------------------
                                                             Sidney Haider
                                                             President and
                                                        Chief Executive Officer