Form 10QSB
period 2001-06-30
HART INDUSTRIES INC
filed 2001-08-22
CIK 751145

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

As of June 30, 2001, there were 31,875,990 shares of the registrant's Common Stock issued and outstanding.

                      HART INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                            Page
                                     PART I

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
          and December 31, 2000 ...............................................1

          Consolidated Statements of Operations for the three and
          six months ended June 30, 2001 and June 30, 2000
          (unaudited)......................................................... 2

          Consolidated Statements of Cash Flows for the three and
          six months ended June 30, 2001 and June 30, 2000
          (unaudited)......................................................... 3

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

Item 4.  Submission Of Matters To A vote Of Security Holders ................. 8

Item 5.  Other Information ................................................... 8

Item 6.  Exhibits and Reports on Form 8-K .................................... 9

         Signatures ......................................................... 10

                  HART INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                    June 30, 2001  December 31,
                                                     (Unaudited)      2000
                                                    -------------  ------------
CURRENT ASSETS
   Cash                                              $     48,028   $    16,857
   Short-term investments                                  53,262        51,786
   Accounts receivable                                      8,625        22,775
   Inventory                                               35,215        31,076
   Prepaid expenses                                        11,856             -
                                                     -------------  ------------
     Total Current Assets                                 156,986       122,494
                                                     -------------  ------------

PROPERTY AND EQUIPMENT, NET                             3,825,971     3,925,127
                                                     -------------  ------------

OTHER ASSETS
   Restricted cash                                              -         8,122
   Loans receivable - related parties                     166,783       165,809
   Security deposits                                      265,950       265,950
                                                     -------------  ------------
     Total Other Assets                                   432,733       439,881
                                                     -------------  ------------

TOTAL ASSETS                                         $  4,415,690   $ 4,487,502
------------                                         =============  ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Cash overdraft                                    $    130,264   $    53,467
   Accounts payable and accrued expenses                  856,143     1,040,737
   Lines of credit                                         94,812        45,370
   Notes and loans payable                                 65,462        99,765
   Loans payable - related company                              -     3,130,388
   Loan payable - stockholders                          1,350,526             -
   Capital lease obligations - current portion             75,891        61,816
                                                     -------------  ------------
     Total Current Liabilities                          2,573,098     4,431,543

LONG TERM LIABILITIES
   Capital lease obligations                              176,168       194,811
                                                     -------------  ------------

TOTAL LIABILITIES                                       2,749,266     4,626,354
-----------------                                    -------------  ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $.01 par value, 50,000,000
    shares authorized, 31,875,990 and 24,892,500
    shares issued and outstanding, respectively           318,760       248,925
  Treasury stock, at cost 21,864 shares                   (28,270)            -
  Additional paid in capital                           12,983,701     9,547,225
  Accumulated deficit                                 (11,591,167)   (9,918,402)
                                                     -------------  ------------
                                                        1,683,024      (122,252)
  Less subscriptions receivable                           (16,600)      (16,600)
                                                     -------------  ------------

     Total Stockholders' Equity (Deficiency)            1,666,424      (138,852)
                                                     -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIENCY)                             $  4,415,690   $ 4,487,502
------------------------------------------------     =============  ============


          See accompanying notes to consolidated financial statements.

                      HART INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF operations
                                   (UNAUDITED)

                                           For           For           For           For
                                         the Three     the Three     the Six       the Six
                                       Months Ended  Months Ended  Months Ended  Months Ended
                                         June 30,      June 30,      June 30,      June 30,
                                           2001          2000         2001          2000
                                       ------------  ------------  ------------  ------------
NET SALES                              $   388,552   $    42,387   $   992,460   $   161,491

COST OF SALES                              507,535        36,533       678,278        77,236
                                       ------------  ------------  ------------  ------------

GROSS (LOSS) PROFIT                       (118,983)        5,854       314,182        84,255

SELLING, GENERAL AND ADMINISTRATIVE      1,323,798       730,917     2,370,440     1,106,702
                                       ------------   -----------  ------------  ------------

LOSS FROM OPERATIONS                    (1,442,781)     (725,063)   (2,056,258)   (1,022,447)
                                       ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)
  Interest income                              721             -         1,519           540
  Interest expense                          (4,469)       (1,165)      (25,065)         (318)
  Loss on disposal of assets                     -             -        (5,000)            -
  Proceeds from sale of investments,
    net of cost and expenses                96,567             -       693,249             -
                                       ------------  ------------  ------------  ------------
    Total Other Income (Expense)            92,819        (1,165)      664,703           222
                                       ------------  ------------  ------------  ------------

NET LOSS                               $(1,349,962)  $  (726,228)  $(1,391,555)   (1,022,225)
--------                               ============  ============  ============  ============

Net loss per common share and
  equivalents - basic and diluted      $     (0.04)  $     (0.03)  $     (0.04)        (0.04)
                                       ============  ============  ============  ============

Weighted average number of shares
  outstanding during period -
  basic and diluted                     31,875,990    24,522,437    31,850,198    24,020,860
                                       ============  ============  ============  ============

          See accompanying notes to consolidated financial statements.

                      HART INDUSTRIES, INC. AND SUBSIDIARY
                            STATEMENTS OF cash flows
                                   (UNAUDITED)

                                                    For the Six    For the Six
                                                   Months Ended   Months Ended
                                                   June 30, 2001  June 30, 2000
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(1,391,555)   $(1,022,225)
  Adjustments to reconcile net (loss)
   to net cash (used in) operating activities:
     Depreciation                                       151,758         60,330
     Gain on sale of investments                       (693,249)             -
     Loss on asset disposal                               5,000              -
  Changes in assets and liabilities
    (Increase) decrease in:
      Accounts receivable                                14,150              -
      Prepaid expenses                                    2,588              -
      Inventory                                          (4,139)             -
     Increase (decrease) in:
      Accounts payable and accrued expenses            (129,744)       465,291
      Cash overdraft                                     76,797         (4,799)
                                                    ------------  -------------
        Net Cash (Used In) Operating Activities      (1,968,394)      (501,403)
                                                    ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (60,639)    (1,722,102)
  Deposits                                                    -        (33,000)
  Sale costs of investments                            (216,383)             -
  Proceeds from sale of investments                     908,156              -
  Due from officers                                        (974)        54,875
  Restricted cash                                         8,122              -
                                                    ------------  -------------
        Net Cash Provided By (Used In)
          Investing Activities                          638,282     (1,700,227)
                                                    ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from stockholders                               1,350,526              -
  Payments on lines of credit                            (8,002)             -
  Purchase of treasury stock                            (28,270)             -
  Payments on notes payable                             (34,303)        (3,924)
  Payments on capital lease                              (4,568)        (1,770)
  Loan from related company                                   -        791,427
  Purchase of treasury stock                                  -              -
  Proceeds from line of credit                           43,000              -
  Proceeds from stock sale, net                          42,900      1,498,116
                                                    ------------  -------------
        Net Cash Provided By Financing Activities     1,361,283      2,283,849
                                                    ------------  -------------

INCREASE IN CASH AND CASH EQUIVALENTS                    31,171         82,219

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         16,857         71,693
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $    48,028    $   153,912
-----------------------------------------           ============   ============

Cash paid during the year for:
  Interest                                          $    25,065    $         -
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                      HART INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001


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

        In the fourth quarter of 2000 Holoworld, Inc. pursuant to an investment strategy, entered into agreements to purchase shares of Hart industries from seven shareholders of Hart Industries. Pursuant to those agreements, Holoworld ultimately purchased 231,248 shares of Hart Industries common stock. During the first Quarter of 2001 Holoworld resold 209,384 Hart Industries shares for a total amount of $908,156. After costs and expenses Holoworld realized a net gain on these investment transactions of $693,249. Holoworld completed all such transactions prior to the acquisition of Holoworld assets by Hart Industries.

NOTE 3  LINE OF CREDIT

        During the three months ended June 30, 2001, the Company entered into a line of credit agreement for $57,333. The Company has pledged 11% of all future accounts receivable earned as repayment of the line of credit until the balance is paid in full. The loan has a fixed interest fee of $14,333 that is being amortized over the length of the repayments on the line of credit.

NOTE 4  INVENTORIES

        Inventories consist of food products and items used in the store's prize counters. Inventories are started out at the lower of cost or market value, as determined using the first in, first out method.

                      HART INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                               AS OF JUNE 30, 2001


NOTE 5  GOING CONCERN

        As reflected in the accompanying financial statements, the Company's recurring losses aggregating $11,591,167 and working capital deficiency of $2,416,112 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        The Company has continued to develop new locations with the intent to open additional restaurants and to increase the marketability of its products. The Company also intends to raise additional equity capital during 2001. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 6  SUBSEQUENT EVENT

        During July 2001, the Board of Directors authorized a 5 for 1 stock split. All capital stock shares and amounts and per share data have been retroactively restated to reflect the stock split.

        During July 2001, the Board of Directors approved the change in the Company's name from Hart Industries, Inc. to H-Entertainment, Inc. to more accurately reflect the current operations of the Company. The name change will be effective on August 24, 2001.

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

Pursuant to an Asset Purchase Agreement (the "Agreement") and its contemplated transaction that closed March 9, 2001 (the "Closing"), Company, through its wholly-owned subsidiary Holoworld Acquisition Corporation, a Nevada corporation ("HAC"), acquired all of the assets and properties of Holoworld, Inc., a Delaware corporation ("Holoworld, Inc.") and Alisocor, LLC, a California limited liability company ("Alisocor" and, together with Holoworld, Inc., referred to collectively as "Holoworld") currently used or useful in the conduct of the Holoworld business (the "Business") in exchange for the delivery by HAC of twenty-five million (25,000,000) shares of common stock, as adjusted for the stock split of the Company (the "Acquisition Shares"). As a result, Holoworld gained control of HRII, and will continue to have control until such time as the Acquisition Shares are registered by the Company with the SEC for delivery to the individual entity owners of Holoworld through a liquidating distribution, after which Holoworld, Inc. and Alisocor will be dissolved. The Agreement was designed to effect the reorganization of Holoworld into a publicly reporting company through the exchange of not less than ninety percent (90%) of the total issued and outstanding shares of HRII's Common Stock as of the date of the Closing of the transaction, before giving effect to the exercise of any HRII options after the effective date of the Asset Purchase Agreement but prior to the Closing, for all of the combined business and assets of Holoworld.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consequently, the presentation of the Company's consolidated financial statements for the period ended June 30, 2001 reflects the combined financial statements of the Company and Holoworld. The transaction was treated as a recapitalization of the Company for accounting purposes and reflects the historical financial statements of Holoworld.

Results of Operations:

Results of Operations: The Company is a holding company, and we expect to cause our restaurant operations to be conducted by one or more wholly owned subsidiaries, including HAC. The business of HAC is that which Holoworld had previously conducted, and currently we are operating a Holoworld Cafe in Denver, Colorado. Total revenues for the 2nd quarter ending June 30,2001 were $388,552 compared to $42,387 revenues for the quarter ended June 30, 2000. The revenues were attributable to opening of its new location in Denver and its operations in Denver, Colorado in the year 2001 compared to the company's R&D site in Pasadena, California in year 2000. The Denver Entertainment District is still in the development stage and has not developed more than 50% of its space. The theater has been reporting more than 600,000 ticket sales for the year and the rest of the mall generates 2.5 million customers. Holoworld Cafe in Denver is now attracting approximately 8,000 customers every month that averages out to 96,000 customers a year. As Holoworld Cafe is a new name, it is important to develop a brand name. The declines in sales for the second quarter were due to the lack of advertising in the first quarter all through to June 30, 2001 and due to the construction all around the area, which limits the customers from coming to the area. The Company believes that revenues can show significant growth with a combination of aggressive advertising and the winter season. It is also important that advertising is considered as an important source of delivery of message for Holoworld Cafe until the mall has developed a bigger customer base. Cost of sales for the period ending June 30, 2001 were $507,535 representing 130.6% compared to $36,533 representing 86.2% for the period ending June 30, 2000. The comparison is between the operations in Pasadena, California for the period of 2000 and Denver, CO for the period of 2001. General and Administrative expenses for the quarter ended June 30, 2001 were $1,323,798 compared to $730,917 for the quarter ended June 30, 2000. The company experienced significant expenses for its merger and acquisition with Holoworld. Secondly, the development and construction for the Denver location took longer than projected due to financial constraints causing extra debt, which was also a factor during this quarter. During the quarter the company realized nonrecurring income as a result of investing activity in the purchase and sale of investment securities. Proceeds from such activities were $96,567 which represented 20% of total income for the Quarter, and a net loss of approximately $1,349,962 which represented 280.4% of sales for the Quarter. Income from these sources are nonrecurring and management does not anticipate significant cash flow from such activities in future periods. Without the nonrecurring income the operations would have recorded a net loss of approximately $1,446,529. Loss per share for the quarter was ($.04).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

As of June 30, 2001, the Company had a working capital deficit of approximately $2.4 million, which decreased approximately $1.9 million from year end due primarily to a conversion of loans payable into common stock. The Company utilized its equity securities for its working capital needs in the first six months of 2001. The Company had approximately $48,000 and $17,000 of cash on hand at June 30, 2001 and December 31, 2000, respectively. The Company received $43,000 from a line of credit and received $1,350,000 from its stockholders as loan. The limited cash balance is a direct result of the Company having limited operations during the periods and cost of development stage for its future additional locations. Currently, the Company has only one location in Denver, Colorado open. The Company has an immediate need for $1.4 million of cash to meet its working capital and capital commitment requirements through December 31, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Going Concern

The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. The Company's plan is to keep searching for additional sources of capital, continue development of its other locations and seek additional potential sites for future locations. Furthermore, the Company intends to utilize its common stock for future financial support to finance its needs, primarily through private placements of equity securities. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have modified their report for the Company's latest fiscal year ended December 31, 2000 to include an explanatory paragraph with respect to the uncertainty. The Company has no current commitment for additional equity or debt financing and no assurances can be made that its working capital needs can be met. Additionally, as of June 30, 2001, the Company had approximately 100 employees including officers and directors. Substantially all these employees were located at the Holoworld Cafe facility in Denver, Colorado.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K.       None

         Exhibits                   None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    HART INDUSTRIES, INC.


Date:  August 21, 2001                              by: /s/ Sidney Haider
                                                        -----------------
                                                        Sidney Haider
                                                        President and
                                                        Chief Executive Officer