Form 10QSB
period 2001-09-30
H-ENTERTAINMENT INC
filed 2001-12-05
CIK 751145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                         Commission file number 0-12746


             H-Entertainment, Inc. (formerly Hart Industries, Inc.)
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                     33-0661675
---------------------------------           ------------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)


                       21031 Ventura Boulevard, Suite 520
                            Woodland Hills, CA 91364
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (818) 702-7900
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                              Hart Industries, Inc.
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2001, the Company had 36,098,825 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.





                      H-ENTERTAINMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001



                      H-ENTERTAINMENT, INC. AND SUBSIDIARY



                                    CONTENTS
                                    --------


PAGE   F-1          INDEPENDENT ACCOUNTANTS' REPORT

PAGE   F-2          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001
                    (UNAUDITED) AND DECEMBER 31, 2000

PAGE   F-3          CONSOLIDATED  STATEMENTS  OF OPERATIONS  FOR THE THREE AND
                    NINE MONTHS ENDED  SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

PAGE   F-4          CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                    ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

PAGES  F-5 to F-7   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Board of Directors of:
H-Entertainment, Inc. and Subsidiary


We have reviewed the accompanying consolidated balance sheet as of September 30, 2001 and the related consolidated statements of operations and cash flows of H-Entertainment, Inc. and Subsidiary for the three and nine months ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management.

We conduct our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has recurring losses of $16,528,957 and a working capital deficiency of $2,975,930 at September 30, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.



Los Angeles, CA
November 30, 2001

                      H-ENTERTAINMENT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------
                                                               September 30,
                                                                    2001       December 31,
                                                                (Unaudited)         2000
                                                               -------------   -------------
CURRENT ASSETS
   Cash                                                        $      7,831    $     16,857
   Short-term investments                                            53,794          51,786
   Accounts receivable                                               13,555          22,775
   Inventory                                                              -          31,076
   Prepaid expenses                                                   7,450               -
                                                               -------------   -------------
     Total Current Assets                                            82,630         122,494
                                                               -------------   -------------

PROPERTY AND EQUIPMENT, NET                                         352,365       3,925,127
                                                               -------------   -------------

 OTHER ASSETS
   Restricted cash                                                        -           8,122
   Loans receivable - related parties                               172,283         165,809
   Security deposits                                                      -         265,950
                                                               -------------   -------------
     Total Other Assets                                             172,283         439,881
                                                               -------------   -------------

TOTAL ASSETS                                                   $    607,278    $  4,487,502
------------                                                   =============   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Cash overdraft                                              $    294,803    $     53,467
   Accounts payable and accrued expenses                            909,726       1,040,737
   Lines of credit                                                   77,735          45,370
   Notes and loans payable                                           67,962          99,765
   Loans payable - related company                                        -       3,130,388
   Loan payable - stockholders                                    1,626,372               -
   Capital lease obligations - current portion                       81,962          61,816
                                                               -------------   -------------
     Total Current Liabilities                                    3,058,560       4,431,543

LONG TERM LIABILITIES
   Capital lease obligations                                        158,626         194,811
                                                               -------------   -------------

TOTAL LIABILITIES                                                 3,217,186       4,626,354
-----------------                                              -------------   -------------

STOCKHOLDERS' DEFICIENCY
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 32,953,825 and 24,892,500
     shares issued and outstanding, respectively                    329,538         248,925
  Common stock to be issued 430,000 shares                            4,300               -
  Treasury stock, at cost 21,864 shares                             (28,270)              -
  Additional paid in capital                                     14,066,723       9,547,225
  Accumulated deficit                                           (16,528,957)     (9,918,402)
  Stock issued for future services                                 (428,042)              -
                                                               -------------   -------------
                                                                 (2,593,308)       (122,252)
  Less subscriptions receivable                                     (16,600)        (16,600)
                                                               -------------   -------------

     Total Stockholders' Deficiency                              (2,609,908)       (138,852)
                                                               -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $    607,278    $  4,487,502
----------------------------------------------                 =============   =============

          See accompanying notes to consolidated financial statements.


                                H-ENTERTAINMENT, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                             -----------


                                       For the Three   For the Three   For the Nine    For the Nine
                                       Months Ended    Months Ended    Months Ended    Months Ended
                                       September 30,   September 30,   September 30,   September 30,
                                            2001            2000           2001            2000
                                       -------------   -------------   -------------   -------------

NET SALES                              $    460,942  $            -    $  1,453,402    $    161,491

COST OF SALES                               559,309           5,479       1,237,587          82,715
                                       -------------   -------------   -------------   -------------

GROSS (LOSS) PROFIT                         (98,367)         (5,479)        215,815          78,776

IMPAIRMENT OF PROPERTY AND EQUIPMENT      3,418,400               -       3,418,400               -

SELLING, GENERAL AND ADMINISTRATIVE       1,388,605         425,274       3,759,045       1,531,976
                                       -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                     (4,905,372)       (430,753)     (6,961,630)     (1,453,200)
                                       -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
  Interest income                               535           1,962           2,054           2,502
  Interest expense                          (32,953)         (1,102)        (58,018)         (1,420)
  Loss on disposal of assets                      -        (487,445)         (5,000)       (487,445)
  Management fee income                           -          90,000               -          90,000
  Proceeds from sale of investments,
   net of cost and expenses                       -               -         693,249               -
                                       -------------   -------------   -------------   -------------
    Total Other Income (Expense)            (32,418)       (396,585)        632,285        (396,363)
                                       -------------   -------------   -------------   -------------

NET LOSS                               $ (4,937,790)   $   (827,338)   $ (6,329,345)   $ (1,849,563)
--------                               =============   =============   =============   =============

NET LOSS PER COMMON SHARE AND
 EQUIVALENTS - BASIC AND DILUTED       $      (0.14)   $       (.04)   $      (0.18)   $      (0.08)
                                       =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING PERIOD - BASIC
 AND DILUTED                             34,197,050      24,702,865      33,735,318      24,307,687
                                       =============   =============   =============   =============

                    See accompanying notes to consolidated financial statements.

                           H-ENTERTAINMENT, INC. AND SUBSIDIARY
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                        -----------


                                                              For the Nine   For the Nine
                                                              Months Ended   Months Ended
                                                              September 30,  September 30,
                                                                  2001           2000
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(6,329,345)   $(1,849,563)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
  Write-off inventory                                              31,076          5,479
  Depreciation                                                    227,222         58,068
  Gain on sale of investments                                    (695,257)             -
  Loss on asset disposal                                            5,000        522,445
  Stock based compensation                                        434,208              -
  Impairment of property and equipment                          3,418,400              -
  Changes in assets and liabilities
     (Increase) decrease in:
      Accounts receivable                                           9,220              -
      Prepaid expenses                                              6,994              -
     Increase (decrease) in:
      Accounts payable and accrued expenses                       (76,161)      (161,891)
      Cash overdraft                                              241,336        (71,983)
                                                              ------------   ------------
        Net Cash Used In Operating Activities                  (2,727,307)    (1,497,445)
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (80,897)    (1,982,786)
  Deposits                                                        265,950        (16,451)
  Sale costs of investments                                      (214,907)             -
  Proceeds from sale of investments                               908,156        (35,000)
  Due from officers                                                (6,474)        36,475
  Restricted cash                                                   8,122              -
                                                              ------------   ------------
        Net Cash Provided By (Used In) Investing Activities       879,950     (1,997,762)
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to stockholders                                           1,626,372              -
  Payments on lines of credit                                     (34,852)             -
  Payments on notes payable                                       (31,803)       (21,750)
  Payments on capital lease                                       (16,039)        (1,770)
  Loan from related company                                             -        857,008
  Purchase of treasury stock                                      (28,270)             -
  Proceeds from line of credit                                     52,773              -
  Proceeds from stock sale, net                                   270,150      2,777,663
                                                              ------------   ------------
        Net Cash Provided By Financing Activities               1,838,331      3,611,151
                                                              ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                              (9,026)       115,944

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    16,857         71,693
                                                              ------------   ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $     7,831    $   187,637
-----------------------------------------                     ============   ============

Cash paid during the year for:
  Interest                                                    $    43,685    $     1,420
                                                              ============   ============

               See accompanying notes to consolidated financial statements.

                      H-ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001
                            ------------------------

NOTE 1  BASIS OF PRESENTATION
------  ---------------------

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

        For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10-KSB filed April 16, 2001.

NOTE 2  INVESTMENTS
------  -----------

        The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies investments as available-for-sale securities, which are carried at their fair value, based upon the quoted market prices for those investments.

         In the fourth quarter of 2000, Holoworld, Inc., pursuant to an investment strategy, entered into agreements to purchase shares of H-Entertainment, Inc. from seven shareholders of H-Entertainment, Inc. Pursuant to those agreements, Holoworld ultimately purchased 231,248 shares of H-Entertainment, Inc. common stock. During the first Quarter of 2001 Holoworld resold 209,384 H-Entertainment, Inc. shares for a total amount of $908,156. After costs and expenses Holoworld realized a net gain on these investment transactions of $693,249. Holoworld completed all such transactions prior to the acquisition of Holoworld assets by H-Entertainment, Inc.

NOTE 3  LINE OF CREDIT
------  --------------

        During the three months ended June 30, 2001, the Company entered into a second line of credit agreement for $57,333. The Company has pledged 11% of all future accounts receivables earned as repayment of the line of credit until the balance is paid in full. The loan has a fixed interest expense of $14,333 that is being amortized based on the repayments of the line of credit. The Company had $7,450 of unamortized interest expense at September 30, 2001.

                      H-ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001
                            ------------------------

NOTE 4  CHANGE IN NAME
------  --------------

         The Board of Directors approved the change in the Company's name from Hart Industries, Inc. to H-Entertainment, Inc. to more accurately reflect the current operations of the Company.

NOTE 5  STOCKHOLDER' EQUITY
------  -------------------

        (A) STOCK SPLIT
        ---------------

        During August 2001, the Board of Directors authorized a 5 for 1 stock split. All capital stock shares and amounts and per share data have been retroactively restated to reflect the stock split.

        (B) COMMON STOCK ISSUED FOR SERVICES
        ------------------------------------

        During the three months ended September 30,2001, 1,075,000 common shares were issued for services to be provided in the future. The shares were valued at $862,250 the fair value on the date of the grant and will be amortized over the contract life. During the three months ended September 30, 2001, the Company expensed $434,208 for these services.

        (C) COMMON STOCK ISSUED FOR CASH
        --------------------------------

        During the three months ended September 30, 2001, 430,000 shares of common stock issued for cash in the amount of $227,250.

NOTE 6  GOING CONCERN
------  -------------

        As reflected in the accompanying financial statements, the Company's recurring losses aggregating $16,528,957 and working capital deficiency of $2,975,930 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        The Company has continued to develop new locations with the intent to open additional restaurants and to increase the marketability of its products. The Company also intends to raise additional equity capital during 2001. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

                      H-ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001
                            ------------------------

NOTE 7  SUBSEQUENT EVENT
------  ----------------

         During October 2001, the Company's landlord foreclosed on the Company's Denver location lease and the Company has ceased operations at that location. The Company has impaired all assets located at this location to net realizable value and has recognized a loss from impairment of $3,418,400.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General: CAUTIONARY STATEMENT REGARDING "FORWARD LOOKING STATEMENTS".

Statements contained in this quarterly report that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of HENI; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS: The Company is a holding company, and we expect to cause our restaurant operations to be conducted by one or more wholly owned subsidiaries, including Holoworld Acquisition Corp. ("HAC"). HAC conducts the business Holoworld had previously conducted, and until October 4th 2001 we were operating a Holoworld Cafe in Denver, Colorado. Total revenues for the 3rd quarter ending September 30,2001 were $460,942 compared to $0 revenues for the quarter ended September 30, 2000. The revenues were attributable to the completion of the acquisition of Holoworld, Inc. and its operations in Denver, Colorado in the year 2001. The company's original criteria for locations is to be in malls attracting more than five million customers with an anchor theater, attracting more than one million ticket sales per year. In such case, the customer traffic for Holoworld will be approximately 20%-25% of the theater's annual ticket sales. The Denver Entertainment District is still in the development stage and has not developed more than 50% of its space. The theater has been reporting a little more than 600,000 ticket sales for the year and the rest of the mall generates less than 2.5 million customers. Holoworld Cafe in Denver was attracting approximately 7,500 customers every month that averages out to 90,000 customers a year. The original projections of $18 per customer were proven on target as the Denver facility had averaged $21 per customer.

As Holoworld Cafe is a new name, it is important to develop a brand name. The location in Denver was closed due to lack of funds available. The company was already experiencing difficulties in attaining more investment capital for its necessary expansion needs due to the bad market conditions. The events of September 11, 2001 made the situation worst and the steep decline in investments together with the falling stock prices made it extremely difficult for the company to attract investments.

Cost of sales for the period ending September 30, 2001 were $559,309 representing 121.34% compared to $5,479 for the period ending September 30, 2000. This is due to the Denver locations opening while the company had no operations before September 30, 2000.

General and Administrative expenses for the quarter ended September 30, 2001 were $1,388,605 compared to $425,274 for the quarter ended September 30, 2000. The company experienced significant expenses because of its Denver location, design expansion for its proposed New York location and its expenses associated with its public status.

During the quarter the company realized a net loss of approximately $4,937,790 which represented 1,071.23% of sales for the Quarter. This was mostly due to the closure of the Denver facility and loss from impairment of property and equipment of approximately $3,418,400. Without the loss from impairment of property and equipment the operations would have recorded a net loss of approximately $1,519,390. Loss per share for the quarter was $.14.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2001, the Company had a working capital deficit of approximately $2.98 million, which decreased approximately $3.2 million from year end due primarily to a conversion of loans payable into common stock. The Company utilized its equity securities for its working capital needs in the first nine months of 2001. The Company had approximately $7,831 and approximately $17,000 of cash on hand at September 30, 2001 and December 31, 2000, respectively. The limited cash balance is a direct result of the Company having limited operations during the periods and being in the development stage for its future additional locations. Currently, the Company has no locations open. The Company has an immediate need for $1.4 million of cash to meet its working capital and capital commitment requirements through December 31, 2001.

GOING CONCERN. The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. The Company's plan is to keep searching for additional sources of capital, continue development of its other locations and seek additional potential sites for future locations. Furthermore, the Company intends to utilize its common stock for future financial support to finance its needs, primarily through private placements of equity securities. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have modified their report for the Company's latest fiscal year ended December 31, 2000 to include an explanatory paragraph with respect to the uncertainty. The Company has no current commitment for additional equity or debt financing and no assurances can be made that its working capital needs can be met.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES.

         (a)      Not applicable.

         (b)      Not applicable.

         (c) During the third quarter, the Company sold 430,000 shares of its common stock to an accredited investor for $227,250. The Company claims the exemptions from registration found in
                  Section 4(2) and 4(6) of the Securities Act of 1933 for this transaction.

         (d)      Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      Not Applicable.

         (b)      Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 24, 2001, following the delivery of a Schedule 14C Information Statement to all stockholders of record, the stockholders with a majority of the voting power of the corporation took the following actions by majority written consent as allowed under Nevada law.

1. Sidney Haider, David Lister, and Zara Haider were elected to serve as Directors for the ensuing year and until the next annual meeting of shareholders or until their successors are duly elected and qualified.


2. The Company was authorized to amend its articles of incorporation to change the name of the corporation to H-Entertainment, Inc. Two stockholders owning 77% of the outstanding common stock of the corporation approved the foregoing action by majority written consent as allowed under Nevada law.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS on Form 8-K.

         (a)      Not applicable.

         (b)      Not applicable.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   H-Entertainment, Inc.


Date: December 3, 2001             /s/ Sidney Haider
                                   ---------------------------
                                   Name: Sidney Haider
                                   Title: President